Form 10QSB
period 1998-03-31
COOKIE CUP INTERNATIONAL
filed 1998-05-15
CIK 1057653

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23905


                         COOKIE CUP INTERNATIONAL
                         ------------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                         87-0447497
           ------                                        -----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                           3255 South 8820 West
                             Magna, Utah 84044
                          ----------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 250-3433

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              May 15, 1998

                               50,000,000
                               ----------

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                        COOKIE CUP INTERNATIONAL
                     (A Development Stage Company)

                          FINANCIAL STATEMENTS

                    March 31, 1998 and June 30, 1997

                        COOKIE CUP INTERNATIONAL
                     (A Development Stage Company)
                            Balance Sheets
                                ASSETS

                                              March 31,      June 30,
                                                1998           1997
                                             (Unaudited)
CURRENT ASSETS

     Cash                                   $     -          $     -

          Total Current Assets                    -                -

          TOTAL ASSETS                      $     -          $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                       $   2,000        $  2,000

          Total Current Liabilities             2,000           2,000

STOCKHOLDERS' EQUITY

     Common stock; 50,000,000 shares
      authorized of $0.001 par value,
      50,000,000 shares issued
      and outstanding                          50,000          50,000
     Additional paid-in capital               255,500         254,750
     Deficit accumulated during the
      development stage                      (307,500)       (306,750)

          Total Stockholders' Equity           (2,000)         (2,000)

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY              $     -        $     -

                           COOKIE CUP INTERNATIONAL
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)
                                                                    From
                                                                Inception on
                                 For the         For the          April 15,
                           Nine Months Ended Three Months Ended 1977 Through
                                March 31,       March 31,         March 31,
                            1998       1997   1998        1997      1998
REVENUES                    $     -   $     -  $    -    $     -   $     -

EXPENSES                         750        -       -          -     307,500

NET LOSS                    $   (750) $     -  $    -    $     -   $(307,500)

NET LOSS PER SHARE          $  (0.00) $ (0.00) $  (0.00) $  (0.00)

                            COOKIE CUP INTERNATIONAL
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                                                  Deficit
                                                                Accumulated
                                                     Additional  During the
                                     Common Stock      Paid-in  Development
                               Shares         Amount   Capital     Stage
Balance, April 15, 1977               -       $   -     $     -   $     -

Common stock issued at an
 average of $0.01 per share    50,000,000      50,000     253,500       -

Additional capital contributed        -           -           500       -

Net loss from the year ended
 June 30, 1996                        -           -           -    (304,000)

Balance, June 30, 1995         50,000,000      50,000     254,000  (304,000)

Net loss for the year ended
 June 30, 1996                        -           -           -         -

Balance, June 30, 1996         50,000,000      50,000     254,000  (304,000)

Additional capital contributed        -           -           750       -

Net loss for the year ended
 June 30, 1997                        -           -           -      (2,750)

Balance, June 30, 1997         50,000,000      50,000     254,750  (306,750)

Additional capital contributed        -           -           750       -

Net loss for the nine months
 ended March 31, 1998                 -           -           -        (750)

Balance, March 31, 1998        50,000,000  $   50,000  $  255,500 $(307,500)

                               COOKIE CUP INTERNATIONAL
                            (A Development Stage Company)
                              Statements of Cash Flows
                                     (Unaudited)
                                                                  From
                                                              Inception on
                              For the           For the         April 15,
                         Nine Months Ended Three Months Ended 1977 Through
                             March 31,          March 31,       March 31,
                         1998      1997    1998       1997         1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

     Net loss             $(750)   $    -   $    -     $     -  $(307,500)
     Increase in accounts
      payable               -           -        -           -      2,000

       Net Cash Provided
       (Used)by Operating
       Activities          (750)        -        -           -   (305,500)

CASH FLOWS FROM
 INVESTING ACTIVITIES       -           -        -           -        -

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Common stock issued
      for cash              -           -        -           -    303,500
     Additional capital
      contributed           750         -        -           -      2,000

          Net Cash Provided
          (Used) by
          Financing
          Activities        750         -        -           -        -

NET INCREASE
 (DECREASE) IN CASH
 AND CASH EQUIVALENTS       -           -        -           -        -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        -           -        -           -        -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD               $  -     $     -    $   -      $    -     $  -

CASH PAID FOR

 Interest                $  -     $     -    $   -      $    -     $  -
 Taxes                   $  -     $     -    $   -      $    -     $  -

                            COOKIE CUP INTERNATIONAL
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       March 31, 1998 and June 30, 1997

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Cookie Cup International is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     a.  Organization

The financial statements presented are those of Cookie Cup International (the Company). The Company was originally incorporated under the laws of he State of Utah on April 15, 1977. Subsequently, the Corporation was
"re-incorporated" under the laws of the State of Nevada on May 11, 1987.

The Company is an outgrowth of a merger between Sierra Development, (a Utah corporation that became public via an offering in October 1977) and Cookie Cup International, (a Nevada corporation) that merged in 1987. Sierra Development was organized as a "blind pool" corporation. Cookie Cup International was organized to engage in the retail and wholesale business of ice cream and frozen dessert novelties. The intended business of the corporation was not successful and the corporation has been dormant and operationally inactive for many years. The Company has been seeking new business opportunities believed to hold a potential profit or to merge with an existing, operating company.

     b.  Fiscal Year

     The Company has elected a June 30 year end.

     c.  Basis of Operation

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

     d.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

     e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     f.  Income Taxes

No provision for income taxes has been accrued because the Company has net operating losses from inception. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

NOTE 2 -     OPTIONS AND WARRANTS

     There are no options or warrants outstanding against the common stock of the Company.

NOTE 3 -     DIVIDEND POLICY

The Company has not yet adopted a policy regarding dividends.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended March 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $750 and net income totaled $(750).

         The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

         During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of $(750).

Liquidity.
----------

          At March 31, 1998, the Company had no total current assets, with total current liabilities of $2,000. Total stockholder's equity was $(2,000). In order to meet its expenses during the next 12 months, management expects that the Company may be required to sell shares of its common stock to accredited or sophisticated investors.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COOKIE CUP INTERNATIONAL



Date: 5/15/98                           By/s/Charles Johnson
     --------------                     -------------------------------------
                                        Charles Johnson
                                        Director, President, and Sec/Tres