Form 10KSB
period 1998-06-30
COOKIE CUP INTERNATIONAL
filed 1998-10-06
CIK 1057653

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended June 30, 1998
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                  Commission File No.  0-23905
                                              --------

                    COOOKIE CUP INTERNATIONAL
                          --------------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               87-0447497
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       3255 South 8820 West
                        Magna, Utah 84044
                            -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 250-3433

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common voting stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No             (2)   Yes X     No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   June 30, 1998 - $0

For the Exhibit Index see Item 13 of this Report.
     State the aggregate
market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 6, 1998 - $11,000. There are approximately 11,000,000 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         October 6, 1998

                            50,000,000

               DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
        -----------------------

Business Development.
--------------------

     Cookie Cup International (the "Company") was organized under the laws of the State of Utah on September 19, 1977, under the name "Sierra Development." The Company was formed with the purpose to do any and all things permitted a corporation under the laws of the State of Utah. The Company's initial authorized capital consisted of 50,000 shares of $1.00 par value common voting stock.

     Pursuant to an Application for Registration of Securities filed with the Utah Securities Commission (now the "Utah Division of Securities"), and an Offering Prospectus dated October 24, 1997, the Company offered shares of its common stock to residents of the State of Utah in reliance on the federal exemption from registration under Section 3(a)(11) of the Securities Act of 1933 as amended (the "1933 Act").

     On July 5, 1979, the Company filed with the Secretary of
State/Lieutenant Governor's offices Articles of Amendment reducing the number of directors from five to three, and designating a new Board of Directors.

     Articles of Amendment to the Articles of Incorporation were also filed in Utah on April 15, 1987, increasing the authorized capital to 50,000,000 shares from 50,000 shares and reducing the par value from $1.00 to $0.001 per share.

     On May 11, 1987, the Company organized Cookie Cup International under the laws of the State of Nevada ("Cookie Cup") for the sole purpose of changing the Company's domicile to the State of Nevada. This merger was completed on June 30, 1987, and Cookie Cup was the surviving entity.

     On July 16, 1996, a Certificate of Authority to Transact Business in the State of Utah was filed for by the Company.

     The Company filed a 10-SB Registration Statement with the Securities and Exchange Commission (the "Commission") on March 12, 1998, which became effective May 11, 1998. Copies of the Articles of Incorporation, as amended, and Bylaws, of the Company, were attached as exhibits to this Registration Statement, which is incorporated herein by reference.

     Business.
     --------

      Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over five years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration for the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

      The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80% and 95% of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

      In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and the lack of funds, these activities may be limited.

      The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker-dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

      Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

      Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

      None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.
------------

      In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

      Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over five years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

      Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

      Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

      Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

      Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

      State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, while the Company has no substantive business operations and is deemed to be a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

      By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

      In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Commission. All states (with the exception of Alabama, Delaware, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, the Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite its status as a "blank check" or "blind pool" company.

      The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on the Company's ability to register, offer and sell and/or to develop a secondary market for shares of the Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if the Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

      Management to Devote Insignificant Time to Activities of the
Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

      Conflicts of Interest; Related Party Transactions.   Although the
Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management and/or beneficial owners of the Company's common stock may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

     Voting Control. Approximately 78% of the outstanding voting securities of the Company are owned by Chiricahua Company and Network Associates, which entities are respectively wholly-owned and/or controlled by David C. Merrell and Bruce H. Rogers, persons who may be deemed to be promoters of the Company. Due to their ownership of a majority of the shares of the Company's outstanding common stock, these shareholders have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

      No Market for Common Stock; No Market for Shares.  Although the
Company has submitted for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Security Ownership of Certain Beneficial Owners," Part III, Item 11.

      Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

      There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD.

      Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

      Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.
--------------------------------

      The Company has no assets, property or business; its principal executive office address and telephone number are the home address and telephone number of its President, Charles Johnson, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Report and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Johnson of providing the use of his home and telephone have been minimal.

Item 3.  Legal Proceedings.
--------------------------

      The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous two calendar years.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

      The Company's common stock last traded in July, 1989, in the "Pink Sheets" published by the National Quotation Bureau, Inc. The Company has submitted for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission by certain large stockholders may have a substantial adverse impact on any such public market, and such stockholders (Chiricahua Company and Network Associates) have already satisfied the "holding period" requirement of Rule
144. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part III, Item 11, of this Report.

Holders
-------

      The number of record holders of the Company's securities as of the date of this Report is approximately 350.

Sales of Unregistered Securities
--------------------------------

     There have been no sales of any securities of the Company during the past three years; however, the "restricted securities" owned by Chiricahua Company and Network Associates, which may be deemed to be "affiliates" of the Company, may be presently sold pursuant to the limitations set forth in Rule 144 of the Commission, amounting to one percent of the outstanding securities of the Company (50,000 shares) every three months. See Part III, Item 11, respecting the stock ownership of these securities.

Dividends
---------

      The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such venture.

      During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available
from a commercial lender in an arm's length transaction.   As of the date of
this Report, the Company has not actively begun to seek any such venture.

Results of Operations
---------------------

     The Company has had no material operations since December 31, 1991. The Company had losses of ($2,750), for the year ended June 30, 1997 and losses of ($9,004) for the year ended June 30, 1998.

Liquidity
---------

     A stockholder of the Company contributed $750 for expenses of the Company during 1997; and an additional $750 for expenses in 1998.

Item 7.  Financial Statements.
-----------------------------

For the periods ended June 30, 1998 and 1997

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

      There have been no changes in the Company's principal independent accountant in the past two fiscal years or as of the date of this Registration Statement. The current accountant for the Company audited its last financial statements for the fiscal year ended June 30, 1998.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth the name of the current director and executive officer of the Company. He will serve until the next annual meeting of the stockholders (held in June of each year) or until his successors are elected or appointed and qualified, or his prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Charles Johnson         Director and     5/11/95         *
                   President
                      Sec'y/Treasurer


          * This person presently serves in the capacities indicated.

Term of Office
--------------

          The term of office of the current director shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in December of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

     Charles Johnson. Mr. Johnson is 44 years old; he graduated from Cyprus High School in Salt Lake City, Utah in 1972. He has worked for Kennecott Copper Corporation since 1972 and has been a material handling operations supervisor since June, 1997. He attended Salt Lake Community College from 1986 to 1987.

Family Relationships
--------------------

      Mr. Johnson is the only director and executive officer of the Company.

Involvement in Certain Legal Proceedings
----------------------------------------

      During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Charles Johnson, Chiricahua Company and Network Associates filed Forms 3 with the Commission on October 5, 1998.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Charles
Johnson     6/30/98     0      0      0       0         0          0        0
President,  6/30/97     0      0      0       0         0          0        0
Sec/Treas,  6/30/96     0      0      0       0         0          0        0
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending June 30, 1998, 1997, or 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

      There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

      There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------
      The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of June 30, 1998, and to the date hereof, to wit:


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

Chiricahua Company          19,000,000(1)            38.0%
9005 Cobble Canyon Ln.
Sandy, Utah  84093

Network Associates          20,000,000(2)            40.0%
P. O. Box 2004
Salt Lake City, Utah 84110

Don H. and Annabelle Savage  2,650,000                5.3%
11889 Hidden Valley Club Drive
Sandy, Utah 84092

     (1) This entity is solely owned and controlled by David C. Merrell, a person who may be deemed to be a promoter of the Company.

     (2)  This entity is solely owned and controlled by the family of Bruce
H. Rogers, (Vince R. Rogers), a person who may be deemed to be an affiliate of the Company; Bruce H. Rogers was a director and executive officer until May
11, 1995; he died recently.


Security Ownership of Management.
---------------------------------

      The following table sets forth the shareholdings of the Company's directors and executive officers as of June 30, 1998 and to the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address                                   of Class
----------------         ------------------      -------------
[S]                           [C]                 [C]
Charles Johnson               -0-                 -0-
3255 South 88240 West
Magna, Utah 84044

      See the caption "Identification of Directors and Executive Officers," below, Part III, Item 9, for information concerning the offices or other capacities in which Mr. Johnson serves with the Company.

Changes in Control
------------------

      There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

      There have been no material transactions between any director, executive officer, five percent stockholder or promoter during the past three years.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------

None.
                                                   Exhibit
Exhibits*                                         Number
Number                                      -------
------
          (i)

Financial Data Schedule                           27

          (ii)                          Where Incorporated
                                          In This Report
Number                                          ------------------
------

Registration Statement on Form 10-SB**            Part I

          Initial Articles of Incorporation dated September 19, 1977 for
            Sierra Development (Utah).

          Articles of Amendment dated July 5, 1979, respecting change in Board of Directors (Utah).

          Articles of Amendment dated April 15, 1987, respecting change in authorized shares, par value, pre-emptive rights and cumulative voting (Utah).

          Articles of Incorporation dated May 11, 1987, for Cookie
            Cup International (Nevada).

          Certificate of Ownership and Merger between Sierra Development, a
            Utah corporation and Cookie Cup International, a Nevada corporation to change the Company's domicile to Nevada, filed on June 30, 1987 (Nevada).

          Bylaws

            Financial Data Schedule

          Certificate of Authority to Transact Business in the State of Utah for Cookie Cup International filed July 16, 1996.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COOKIE CUP INTERNATIONAL


Date: 10/6/98                      By/s/Charles Johnson
                                Charles Johnson, President, Sec/Tres and
                                Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              COOKIE CUP INTERNATIONAL


Date: 10/6/98                      By/s/Charles Johnson
                                Charles Johnson, President, Sec/Tres and
                                Director

                    COOKIE CUP INTERNATIONAL

                      FINANCIAL STATEMENTS

                     June 30, 1998 and 1997

                         INDEPENDENT AUDITORS' REPORT


            The Board of Directors
            Cookie Cup International
            (A Development Stage Company)
            Salt Lake City, Utah


            We have audited the accompanying balance sheet of Cookie Cup International (a development stage company) as of June 30, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997, and from inception on April 15, 1977 through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cookie Cup International (a development stage company) as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, and from inception on April 15, 1977 through June 30, 1998 in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any significant operations. Because the Company has no significant operations, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
            /s/Jones, Jensen & Company
            Jones, Jensen & Company
            Salt Lake City, Utah
            July 31, 1998

                    COOKIE CUP INTERNATIONAL
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                             June 30,
                                                              1998
CURRENT ASSETS

 Cash                                                $             -

  Total Current Assets                                             -

  TOTAL ASSETS                                       $             -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $             10,254

  Total  Current Liabilities                                       10,254

  TOTAL LIABILITIES                                                10,254

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized of
  $0.001 par value, 50,000,000 shares issued and
  outstanding                                                      50,000
 Additional paid-in capital                                       255,500
 Deficit accumulated during the development stage                (315,754)

  Total Stockholders' Equity (Deficit)                            (10,254)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                    $           -

                    COOKIE CUP INTERNATIONAL
                 (A Development Stage Company)
                    Statements of Operations
                                                                 From
                                                             Inception on
                                                               April 15,
                                      For the Years Ended    1977 Through
                                             June 30,           June 30,
                                     1998           1997          1998
REVENUES                    $             -      $        -    $        -

EXPENSES                                  (9,004)     (2,750)     (315,754)
NET LOSS                    $             (9,004)  $  (2,750)   $ (315,754)

BASIC LOSS PER SHARE        $              (0.00)  $   (0.00)

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                50,000,000   50,000,000

                    COOKIE CUP INTERNATIONAL
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated                                                        Additional
During the
                                  Common Stock     Paid-in   Development
                               Shares      Amount   Capital      Stage
Balance, April 15, 1977           -      $     -   $     -    $     -

Common stock issued at an
 average of $0.01 per share 50,000,000     50,000    253,500        -

Additional capital contributed     -          -          500        -

Net loss from the year ended
 June 30, 1994                     -          -          -    (304,000)

Balance, June 30, 1995      50,000,000     50,000    254,000  (304,000)

Net loss for the year ended
 June 30, 1996                     -          -          -         -

Balance, June 30, 1996      50,000,000     50,000    254,000  (304,000)

Additional capital contributed     -          -          750       -

Net loss for the year ended
 June 30, 1997                     -          -          -      (2,750)

Balance, June 30, 1997      50,000,000      50,000    254,750  (306,750)

Additional capital contributed     -          -           750       -

Net loss for the year ended
 June 30, 1998                     -          -          -       (9,004)

Balance, June 30, 1998      50,000,000  $   50,000  $  255,500 (315,754)

                      COOKIE CUP INTERNATIONAL
                    (A Development Stage Company)
                       Statements of Cash Flows
                                                                 From
                                                             Inception on
                                                               April 15,
                                      For the Years Ended    1977 Through
                                             June 30,           June 30,
                                     1998           1997          1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                      $     (9,004)    $     (2,750) $  (315,754)
 Changes in operating assets
 and liabilities:
  Increase in accounts payable        8,254            2,000       10,254

 Net Cash Used By Operating Activities (750)            (750)    (305,500)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -                -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Contributed capital for expenses       750              750        2,000
 Issuance of common stock for cash      -                -        303,500

  Net Cash Provided By Financing
   Activities                           750              750      305,500

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   -                -            -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    -                -            -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                 $        -          $     -      $     -

Cash Paid For:

 Interest                      $        -          $     -      $     -
 Income taxes                  $        -          $     -      $     -
/TABLE

                     COOKIE CUP INTERNATIONAL
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 1998

  NOTE 1 - ORGANIZATION AND HISTORY

  a.   Organization

The financial statements presented are those of Cookie Cup International (the Company). The Company was originally incorporated under the laws of the State of Utah on April 15, 1977. Subsequently the Corporation was "re-incorporated" under the laws of the State of Nevada on May 11, 1987.

The Company is an outgrowth of a merger between Sierra Development, (A Utah corporation that became public via an offering in October, 1977) and Cookie Cup International, (A Nevada Corporation) that merged in 1987. Sierra Development was organized as a "blind pool" corporation. Cookie Cup International was organized to engage in the retail and wholesale business of ice cream and frozen dessert novelties. The intended business of the corporation was not successful and the corporation has been dormant and operationally inactive for many years. The Company has been seeking new business opportunities believed to hold a potential profit or to merge with an existing, operating company.

  b.     Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year end.

  c.     Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

  d.     Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

  e.     Provision for Taxes

At June 30, 1998, the Company has net operating loss carryforwards of approximately $11,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.
PAGE

                     COOKIE CUP INTERNATIONAL
                  (A Development Stage Company)
                Notes to the Financial Statements
                           June 30, 1998

NOTE 1 - ORGANIZATION AND HISTORY (Continued)

  f.  Estimates

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

  NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

  NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of the Company contributed $750 for expenses paid on behalf of the Company in 1996. An additional $750 was contributed by the shareholder in 1997.