Form 10QSB
period 1998-09-30
COOKIE CUP INTERNATIONAL
filed 1998-10-19
CIK 1057653

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

(1)  Yes  X    No                  (2)  Yes  X    No
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

                            October 14, 1998

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

                         COOKIE CUP INTERNATIONAL
                       (A Development Stage Company)
                             Balance Sheets
                                 ASSETS

                                                September 30,     June 30,
                                                1998                1998
                                              ( Unaudited)
CURRENT ASSETS

 Cash                                   $              -       $        -

  Total Current Assets                                 -                -

  TOTAL ASSETS                          $              -       $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                       $              12,890  $      10,254

  Total  Current Liabilities                           12,890         10,254

  TOTAL LIABILITIES                                    12,890         10,254

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized of
  $0.001 par value, 50,000,000 shares issued and
  outstanding                                          50,000         50,000

 Additional paid-in capital                           255,867        255,500

 Deficit accumulated during the development stage    (318,757)      (315,754)

  Total Stockholders' Equity (Deficit)                (12,890)       (10,254)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $              -       $        -

                    COOKIE CUP INTERNATIONAL
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                   From
                                                               Inception on
                                                                 April 15,
                                  For the Three Months Ended   1977 Through
                                         September 30,         September 30,
                                     1998            1997          1998
REVENUES                    $             -     $        -     $        -

EXPENSES                             (3,003)          (750)      (318,757)

NET LOSS                    $        (3,003)    $     (750)    $ (318,757)

BASIC LOSS PER SHARE        $         (0.00)    $    (0.00)

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           50,000,000     50,000,000

                    COOKIE CUP INTERNATIONAL
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated                                                        Additional
During the
                                  Common Stock     Paid-in   Development
                               Shares      Amount   Capital      Stage
Balance, April 15, 1977           -      $     -   $     -    $     -

Common stock issued at an
 average of $0.01 per share 50,000,000     50,000    253,500        -

Additional capital contributed     -          -          500        -

Net loss from the year ended
 June 30, 1994                     -          -          -    (304,000)

Balance, June 30, 1995      50,000,000     50,000    254,000  (304,000)

Net loss for the year ended
 June 30, 1996                     -          -          -         -

Balance, June 30, 1996      50,000,000     50,000    254,000  (304,000)

Additional capital contributed     -          -          750       -

Net loss for the year ended
 June 30, 1997                     -          -          -      (2,750)

Balance, June 30, 1997      50,000,000      50,000    254,750  (306,750)

Additional capital contributed     -          -           750       -

Net loss for the year ended
 June 30, 1998                     -          -          -       (9,004)

Balance, June 30, 1998      50,000,000  $   50,000  $  255,500 (315,754)

Additional capital contributed
 (unaudited)                       -          -            367      -

Net loss for the three months
ended September 30, 1998
(unaudited)                        -          -          -        (3,003)

Balance, September 30, 1998
 (unaudited)                50,000,000  $   50,000  $  255,867 $(318,757)

                      COOKIE CUP INTERNATIONAL
                    (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)
                                                                   From
                                                               Inception on
                                                                 April 15,
                                  For the Three Months Ended   1977 Through
                                         September 30,         September 30,
                                     1998            1997          1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                      $    (3,003)    $       (750)   $   (318,757)
 Changes in operating assets
 and liabilities:
  Increase in accounts payable       2,636              -            12,890

 Net Cash Used By Operating
 Activities                           (367)            (750)       (305,867)

CASH FLOWS FROM INVESTING
 ACTIVITIES                            -                -               -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Contributed capital for expenses      367              750           2,367
 Issuance of common stock for cash     -                -           303,500

  Net Cash Provided By Financing
   Activities                          367              750         305,867

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -                -               -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   -                -               -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                 $       -          $     -      $        -

Cash Paid For:

 Interest                      $       -          $     -      $        -
 Income taxes                  $       -          $     -      $        -

                     COOKIE CUP INTERNATIONAL
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1998 and June 30, 1998

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

  e.     Provision for Taxes

At September 30, 1998, the Company has net operating loss carryforwards of approximately $14,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 3 -    RELATED PARTY TRANSACTIONS

A shareholder of the Company contributed $750 for expenses paid on behalf of the Company in 1997. An additional $367 was contributed by the shareholder in 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended September 30, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $3,003 and net income totaled ($3,003).

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of ($3,003).

Liquidity.
----------

          At September 30, 1998, the Company had no total current assets, with total current liabilities of $12,890. Total stockholder's equity was $(12,890). $750 was contributed by a shareholder in 1997 and an additional $367 was contributed in 1998.

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

                                      COOKIE CUP INTERNATIONAL



Date: 10/19/98                          By/s/Charles Johnson
     --------------                     -------------------------------------
                                        Charles Johnson
                                        Director, President, and Sec/Tres