Form 10QSB
period 1998-12-31
FIRST TARGET ACQUISITION INC
filed 1999-02-04
CIK 1057653

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-23905


                      FIRST TARGET ACQUISITION, INC.
                      ------------------------------
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


                     COOKIE CUP INTERNATIONAL
                           ------------------------
                       Former name, if applicable

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

                            February 3, 1999

                                  368,333
                                  -------

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

                       FIRST TARGET ACQUISITION, INC.
                       (A Development Stage Company)
                             Balance Sheets
                                 ASSETS

                                                December 31,      June 30,
                                                1998                1998
                                              ( Unaudited)
CURRENT ASSETS

 Cash                                   $              -       $        -

  Total Current Assets                                 -                -

  TOTAL ASSETS                          $              -       $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                       $              11,863  $      10,254

  Total  Current Liabilities                           11,863         10,254

  TOTAL LIABILITIES                                    11,863         10,254

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized of
  $0.001 par value, 50,000,000 shares issued and
  outstanding                                          50,000         50,000

 Additional paid-in capital                           257,293        255,500

 Deficit accumulated during the development stage    (319,156)      (315,754)

  Total Stockholders' Equity (Deficit)                (11,863)       (10,254)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $              -       $        -

                 FIRST TARGET ACQUISITION, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                     From
                                                                 Inception on
                                                                   April 15,
                   For the Three Months Ended For the Six Months  1977 Through
                         December 31,          December 31,       December 31,
                        1998         1997      1998      1997         1998
REVENUES               $      -  $      -     $      -   $    -    $     -

EXPENSES                   (399)        -         (3,402)    (750)   (319,156)

NET LOSS               $   (399) $      -         (3,402)    (750) $ (319,156)

BASIC LOSS PER SHARE   $  (0.00) $  (0.00)    $    (0.00) $ (0.00)

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING           50,000,000  50,000,000    50,000,000  50,000,000

                    FIRST TARGET ACQUISITION, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated                                                        Additional
During the
                                  Common Stock     Paid-in   Development
                               Shares      Amount   Capital      Stage
Balance, April 15, 1977           -      $     -   $     -    $     -

Common stock issued at an
 average of $0.01 per share 50,000,000     50,000    253,500        -

Additional capital contributed     -          -          500        -

Net loss from the year ended
 June 30, 1994                     -          -          -    (304,000)

Balance, June 30, 1995      50,000,000     50,000    254,000  (304,000)

Net loss for the year ended
 June 30, 1996                     -          -          -         -

Balance, June 30, 1996      50,000,000     50,000    254,000  (304,000)

Additional capital contributed     -          -          750       -

Net loss for the year ended
 June 30, 1997                     -          -          -      (2,750)

Balance, June 30, 1997      50,000,000      50,000    254,750  (306,750)

Additional capital contributed     -          -           750       -

Net loss for the year ended
 June 30, 1998                     -          -          -       (9,004)

Balance, June 30, 1998      50,000,000  $   50,000  $  255,500 (315,754)

Additional capital contributed
 (unaudited)                       -          -          1,793      -

Net loss for the three months
ended September 30, 1998
(unaudited)                        -          -          -        (3,402)

Balance, December 31, 1998
 (unaudited)                50,000,000  $   50,000  $  257,293 $(319,156)

                    FIRST TARGET ACQUISITION, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)
                                                                      From
                                                                  Inception on
                                     For the Three  For the Six    April 15,
                                     Months Ended   Months Ended  1977 Through
                                     December 31,   December 31,  December 31,
                                     1998    1997   1998    1997      1998
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                         $    (399) $  - $ (3,402) $ (750) $(319,156)
 Changes in operating assets
 and liabilities:
  Increase (decrease)
  in accounts payable                (1,027)    -    1,609     -      11,863

 Net Cash Used By Operating
 Activities                          (1,426)    -   (1,793)   (750) (307,293)

CASH FLOWS FROM INVESTING
 ACTIVITIES                            -        -      -       -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Contributed capital for expenses    1,426      -    1,793     750      3,793
 Issuance of common stock for cash     -        -      -       -      303,500

  Net Cash Provided By Financing
   Activities                        1,426      -    1,793     750    307,293

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -        -      -       -          -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   -        -      -       -          -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                 $       -    $   -  $   -    $  -    $     -

Cash Paid For:

 Interest                      $       -    $   -  $   -    $  -     $    -
 Income taxes                  $       -    $   -  $   -    $  -     $    -

                  FIRST TARGET ACQUISITION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1998 and June 30, 1998

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

  e.     Provision for Taxes

At December 31, 1998, the Company has net operating loss carryforwards of approximately $14,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 3 -    RELATED PARTY TRANSACTIONS

A shareholder of the Company contributed $750 for expenses paid on behalf of the Company in 1997. An additional $1,793 was contributed by the shareholder in 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since the calendar year ended December 31, 1991, or during the quarterly period ended December 31, 1998. During this period, the Company received revenues of $0. During the same period, total expenses were $399 and net income totaled ($399).

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

Results of Operations.
----------------------

          During the quarterly period ended December 31, 1998, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of ($399).

Liquidity.
----------

          At December 31, 1998, the Company had no current assets, with total current liabilities of $11,863. Total stockholder's equity was $(11,863). $750 was contributed by a shareholder in 1997 and an additional $1,793 was contributed in 1998.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

         A Certificate of Amendment was filed in the State of Nevada on January 25, 1999, changing the name of the Company to "First Target Acquisition, Inc.," and adopting a 1 for 150 reverse split, effective January 12, 1999, retaining the authorized shares at 50,000,000 and the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company; provided, however that no stockholder currently owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no person owning less than 100 shares shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares was conveyed to the Company by a principal stockholder of the Company; and provided, further, that all fractional shares shall be rounded up to the nearest whole share.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          See Item 2, above.

"Year 2000".
-----------

         Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

          *S-8 Registration Statement filed January 26, 1999.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.

         * Incorporated by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST TARGET ACQUISITION, INC.



Date: 2/3/99                            By/s/Charles Johnson
     --------------                     -------------------------------------
                                        Charles Johnson
                                        Director, President, and Sec/Tres