Form 10QSB
period 1999-03-31
FIRST TARGET ACQUISITION INC
filed 1999-05-19
CIK 1057653

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                      210 West Fourth Street, Suite 101
                     East Stroudsburg, Pennsylvania 18301
                     ------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (570) 420-0318


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

                               May 17, 1999

                                11,079,998
                                ----------

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

                       FIRST TARGET ACQUISITION, INC.
                       (A Development Stage Company)
                             Balance Sheets
                                 ASSETS

                                                March 31,         June 30,
                                                1999                1998
                                              ( Unaudited)
CURRENT ASSETS
 Cash                                   $              -       $        -

  Total Current Assets                                 -                -

  TOTAL ASSETS                          $              -       $        -

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                       $              20,809  $      10,254

  Total  Current Liabilities                           20,809         10,254

  TOTAL LIABILITIES                                    20,809         10,254

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized of
  $0.001 par value, 323,603 and 333,333 shares
  issued and outstanding                                  323            333

 Additional paid-in capital                           312,351        305,167

 Deficit accumulated during the development stage    (333,483)      (315,754)

  Total Stockholders' Equity (Deficit)                (20,809)       (10,254)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $              -       $        -

                 FIRST TARGET ACQUISITION, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                     From
                                                                 Inception on
                                                                   April 15,
                   For the Three Months Ended For the Nine Months 1977 Through
                            March 31,             March 31,          March 31,
                        1999         1998      1999      1998         1999
REVENUES               $      -  $      -     $      -   $    -    $     -

EXPENSES                  14,327        -         17,729      750     333,483

NET LOSS               $ (14,327)$      -        (17,729)    (750) $ (333,483)

BASIC LOSS PER SHARE   $  (0.00) $  (0.00)    $    (0.00) $ (0.00)

                    FIRST TARGET ACQUISITION, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

Deficit
Accumulated                                                        Additional
During the
                                  Common Stock     Paid-in   Development
                               Shares      Amount   Capital      Stage
Balance, April 15, 1997           -      $     -   $     -    $     -

Common stock issued at an
 average of $0.91 per share    333,333        333    303,167        -

Additional capital contributed     -          -          500        -

Net loss from the year ended
 June 30, 1994                     -          -          -    (304,000)

Balance, June 30, 1995         333,333        333    303,667  (304,000)

Net loss for the year ended
 June 30, 1996                     -          -          -         -

Balance, June 30, 1996         333,333        333    303,667  (304,000)

Additional capital contributed     -          -          750       -

Net loss for the year ended
 June 30, 1997                     -          -          -      (2,750)

Balance, June 30, 1997         333,333        333    304,417  (306,750)

Additional capital contributed     -          -           750       -

Net loss for the year ended
 June 30, 1998                     -          -          -       (9,004)

Balance, June 30, 1998         333,333  $     333  $  305,167  (315,754)

Common stock issued for services
at $0.10 per share (unaudited)  35,000         35       3,465       -

Common shares canceled
(unaudited)                    (44,730)       (45)         45       -

Additional capital contributed
 (unaudited)                       -          -          3,674      -

Net loss for the nine months
ended March 31, 1999
(unaudited)                        -          -          -       (17,729)

Balance, March 31, 1999
 (unaudited)                   323,603  $      323  $  312,351 $(333,483)

                    FIRST TARGET ACQUISITION, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)
                                                                      From
                                                                  Inception on
                                     For the Three  For the Nine    April 15,
                                     Months Ended   Months Ended  1977 Through
                                       March 31,     March 31,    March 31,
                                     1999    1998   1999    1998      1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                         $ (14,327) $  - $(17,729) $ (750) $(333,483)
 Adjustments to reconcile net
 loss to net cash provided
 (used) by operating activities:
 Common stock issued for services     3,500     -    3,500       -      3,500
 Contributed captial for servies      1,881     -    3,674      750     5,674
 Changes in operating assets
 and liabilities:
  Increase (decrease)
  in accounts payable                 8,946     -   10,555       -     20,809

 Net Cash Used By Operating
 Activities                             -       -      -         -   (303,500)

CASH FLOWS FROM INVESTING
 ACTIVITIES                            -        -      -       -         -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from Issuance of
 common stock                          -        -      -       -      303,500

  Net Cash Provided By Financing
   Activities                          -        -      -       -      303,500

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  -        -      -       -          -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   -        -      -       -          -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                 $       -    $   -  $   -    $  -    $     -

Cash Paid For:

 Interest                      $       -    $   -  $   -    $  -     $    -
 Income taxes                  $       -    $   -  $   -    $  -     $    -

                  FIRST TARGET ACQUISITION, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1998 and June 30, 1998

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First Target Acquisition, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

  a.   Organization

The financial statements presented are those of First Target Acquisition, Inc. (the Company). The Company was formerly known as Cookie Cup International, but changed its name to First Target Acquisition, Inc., amending the Articles of Incorportion on January 22, 1999. The Company was originally incorporated under the laws of the State of Utah on April 15, 1977. Subsequently the Corporation was "re-incorporated" under the laws of the State of Nevada on May 11, 1987.

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

  e.     Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  f.    Income Taxes

No provision for income taxes has been accrued because the Company has net operating losses from inception. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by valuation account of the same amount.

NOTE 2 - OPTIONS AND WARRANTS

There are no options or warrants outstanding against the common stock of the Company.

NOTE 3 - DIVIDEND POLICY

The Company has not yet adopted a policy regarding dividends.

NOTE 4 - STOCK TRANSACTIONS

On January 12, 1999, the Company effected a 150-for-1 reverse split of its outstanding common stock while maintaining the authorized shares at 50,000,000 with a par value of $0.001 per share. Simultaneously, 44,730 shres were returned to treasury and canceled.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company did not engage in any material operations from the end of its calendar year ended December 31, 1991, through the end of its quarterly period ended March 31, 1999. During this period, the Company received revenues of $0. During the same period, total expenses were $14,327 and net income totaled ($14,327).

         On April 29, 1999, which is subsequent to the period covered by this Report, the Company completed an Agreement and Plan of Reorganization with thatlook.com, Inc., a New Jersey corporation, and all of the stockholders of thatlook.com (the "Plan"). The terms of the Plan were disclosed in a Current Report on Form 8-K dated April 29, 1999, which was filed with the Securities and Exchange Commission on May 12, 1999. See the Exhibit Index, Part II, Item 6.

         The reorganized Company plans to expand its database of qualified fee-paying doctors using its normal direct response tools, which include web exposure, radio and television advertising and direct mail. During the next 12 months, the Company also plans to expand its flow of financially qualified patients, using the same direct response tools. Management also intends to seek out other doctor referral web sites for acquisition. Any such acquisition would most likely take the form of a stock-for-stock exchange. The Company will also increase employee and managerial levels as appropriate.

Results of Operations.
----------------------

          During the quarterly period ended March 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had net income of ($14,327).

Liquidity.
----------

          At March 31, 1999, the Company had no current assets, with total current liabilities of $20,809. Total stockholder's equity was $(20,809). $1,793 was contributed by a shareholder in 1998 and an additional $3,674 was contributed in 1999.

"Year 2000".
-----------

          Management has determined that the Company's business application software is "Year 2000 compliant." The Company uses software provided by a third party manufacturer to manage its portfolio of approximately 3,000 cosmetic surgery loans. Management has received verbal assurances from the provider of this software that it is Year 2000 compliant. However, any problems with the loan management software as a result of the change of year to the year 2000 may have a substantial negative effect on the Company's operations.

          Payments on the Company's cosmetic surgery loans are deposited into its bank accounts with First Union Bank; Fleet Bank; Farmers First Bank; and PNC Bank. If any of these banks computer systems are not Year 2000 compliant, the Company's accounts may be negatively effected.

          The Company can give no assurance that other third parties with whom it does business will ensure Year 2000 compliance in a timely manner or that, if they do not, problems with their computer systems will not have an adverse effect on the Company.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

         A Certificate of Amendment was filed in the State of Nevada on January 25, 1999, changing the name of the Company to "First Target Acquisition, Inc.," and adopting a 1 for 150 reverse split, effective January 12, 1999, retaining the authorized shares at 50,000,000 and the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company; provided, however that no stockholder then owning 100 or more shares was to be reduced to less than 100 shares as a result of the reverse split and that no person owning less than 100 shares was to be affected by the reverse split; the additional shares required to provide the minimum of 100 shares were conveyed to the Company by a principal stockholder of the Company; and all fractional shares were rounded up to the nearest whole share.

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

          See Item 2, above.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

          *S-8 Registration Statement filed January 26, 1999.

          *S-8 Registration Statement filed April 30, 1999.

               Financial Data Schedule.

          (b)  Reports on Form 8-K.

          * Current Report on Form 8-K, dated April 29, 1999, filed May
            12, 1999.

         * Incorporated by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST TARGET ACQUISITION, INC.


Date: 5-19-99                        By /s/ Gerard A. Powell
     --------------                     -------------------------------------
                                        Gerard A. Powell
                                        Director and President


Date: 5-19-99                        By /s/ Charlie Lynn Trapasso
     --------------                     -------------------------------------
                                        Charlie Lynn Trapasso
                                        Secretary/Treasurer