Form 10QSB
period 1999-06-30
FIRST TARGET ACQUISITION INC
filed 1999-08-19
CIK 1057653

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20509

                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended June 30, 1999
                          -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from           to
                                  ----------    ----------

                Commission File Number: 0-23905

                      thatlook.com, Inc.
     (Exact Name of Registrant as Specified in its Charter)

        Nevada                                     87-0447497
        ------                                     ----------
(State or other juris-                            (IRS Employer
diction of incorporation)                            I.D. No.)

                   210 West Fourth Street, Suite 101
                  East Stroudsburg, Pennsylvania 18301
               (Address of Principal Executive Offices)

                            570-420-0318
                   Registrant's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be file by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X   No                    (2) YES  X   No
        ---    ---                       ---      ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
                            Not Applicable
                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            AUGUST 16, 1999
                              11,565,573
thatlook.com, Inc.

FORM 10-QSB-INDEX


Part      Item                                              Page

No.       No.            Description                             No.

I              FINANCIAL INFORMATION:

          1. Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1999
          (Unaudited) and December 31,1998..........................  3

          Condensed Consolidated Statements of Operations for the
          Quarters and Six Months Ended June 30, 1999 and 1998
          (Unaudited) ................................................4 & 5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998(Unaudited) .......  6

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)...............................................  8

          2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................    12

          3. Quantitative and Qualitative Disclosures about
          Market Risk............................................    17

II             OTHER INFORMATION:

          5. Exhibits and Reports on Form 8-K...................     17

SIGNATURES........................................................   18

                          thatlook.com, Inc.
                           AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,  December 31,
                                                            1999        1998
                                                        (Unaudited)
 - ASSETS -                                              ---------   ---------
Cash                                                  $    190,136    $202,340
Accounts receivable-Finance Company                        585,038      -

Accounts receivable-Surgeons', net of allowance of
  $10,465 and $10,465 for 1999 and 1998,                    87,429     204,690
  respectively
Notes receivable, net of allowance for uncollectible
  notes of $1,160,359 and $1,907,135 for 1999 and 1998,
  respectively                                           5,076,834   6,297,833
Interest receivable                                         73,447      81,447
Loan receivable, shareholder                                14,000      14,000

Prepaid expenses and other assets                          320,282     232,075
Property and equipment - net                               385,041     413,556
                                                        ----------  ----------
                                                        $6,732,207  $7,445,941
                                                        ----------  ----------
                - LIABILITIES AND SHAREHOLDERS' DEFICIT -


Notes payable                                         $    236,500  $  205,500

Lines-of-credit payable                                  6,938,204   8,146,363
Accounts payable                                         1,068,687     482,751
Accrued expenses                                           447,137     291,188
Capital lease obligations                                   79,537     100,619
Payroll and payroll taxes payable                          106,578     122,927
Provisions for recourse obligation                         270,671     130,879
Notes payable - shareholders                               220,000     338,650
Other liabilities                                          228,397   1,772,068
                                                       ----------- -----------
                                                       $ 9,595,711 $11,590,945
                                                       =========== ===========
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
 Common stock, $.001 par value, 50 million shares
   authorized, 11,797,269 million and 11,009,846 million
   shares issued and outstanding for 1999 and 1999          11,797      11,010
 Additional Paid-In-Capital                              1,990,918     290,002
 Retained deficit                                       (4,866,219)(4,446,016)
                                                       -----------  ----------
Total Shareholders'equity                               (2,863,504)(4,145,004)
                                                       -----------  ----------
                                                       $ 6,732,207  $7,445,941
                                                      ============ ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             thatlook.com, Inc.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                   (Unaudited)
                                                         1999          1998
                                                       ------        ------

REVENUE:
 Marketing fees                                     $   907,929   $   956,277
 Gain on sale of notes receivable                       353,659         -
 Interest from patient financing                        315,015       286,241
 Other                                                   64,536        33,681
                                                     ----------   -----------
TOTAL REVENUE                                         1,641,139     1,276,199
                                                     ----------   -----------

SALES AND MARKETING EXPENSES:
 Media, advertising and promotion                       354,046       718,475
 Payroll and payroll taxes                              282,907       326,284
 Telephone                                               55,765        99,423
 Credit reporting services                               40,111        71,248
 Other                                                    5,245        46,496
                                                     ----------   -----------
TOTAL SALES AND MARKETING EXPENSES                      738,074     1,261,926
                                                     ----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES:

 Rent and utilities                                      33,975        22,090
 Payroll and payroll taxes                              255,306       233,227
 Professional and consulting                            147,709       140,568
 Other                                                  138,449       142,092
                                                     ----------   -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               575,439       537,977
                                                     ----------   -----------

OTHER EXPENSES:
 Interest                                               401,958       277,844
 Bad debts                                               75,334        79,530
                                                     ----------   -----------
TOTAL OTHER EXPENSES                                    477,292       357,374
                                                     ----------   -----------

TOTAL EXPENSES                                        1,790,805     2,157,277
                                                    -----------  ------------

NET LOSS                                              $(149,666)  $  (881,078)
                                                    ===========    ===========


BASIC LOSS PER SHARE                                 $    (0.01)   $    (0.08)
                                                    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 11,403,558   11,009,846
                                                    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                thatlook.com, Inc.
                                 AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                  (Unaudited)
                                                         1999        1998
                                                     --------     --------
REVENUE:
 Marketing fees                                     $ 1,802,519   $ 1,809,469
 Gain on sale of notes receivable                       682,318         -
 Interest from patient financing                        682,035       421,297
 Other                                                  109,098        35,738
                                                     ----------   -----------
TOTAL REVENUE                                         3,275,970     2,266,504
                                                     ----------   -----------

SALES AND MARKETING EXPENSES:
 Media, advertising and promotion                       697,916     1,223,820
 Payroll and payroll taxes                              586,600       627,197
 Telephone                                              113,200       156,715
 Credit reporting services                               91,585       113,701
 Other                                                   28,848       104,822
                                                     ----------   -----------
TOTAL SALES AND MARKETING EXPENSES                    1,518,149     2,226,255
                                                     ----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                      62,608        41,140
 Payroll and payroll taxes                              538,312       397,205
 Professional and consulting                            246,399       242,461
 Other                                                  294,727       245,263
                                                     ----------    ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES             1,142,046       926,069
                                                     ----------    ----------

OTHER EXPENSES:
 Interest                                               877,658       434,802
 Bad debts                                              158,321       162,187
                                                     ----------   -----------
TOTAL OTHER EXPENSES                                  1,035,979       596,989
                                                     ----------   -----------

TOTAL EXPENSES                                        3,696,174     3,749,313
                                                     ----------   -----------

NET LOSS                                              $(420,204)  $(1,482,809)
                                                     ==========   ===========

BASIC LOSS PER SHARE                                  $   (0.04)  $     (0.13)
                                                     ==========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 11,403,558    11,009,846
                                                     ==========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                thatlook.com, Inc.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                  (Unaudited)
                                                         1999        1998
                                                        ------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (420,204)   $(1,482,809)
   Adjustments to reconcile net income to net
   cash (used)by operating activities:
    Depreciation                                        47,575         21,749
    Bad debts                                          158,321        162,187
   Changes in assets and liabilities:
    (Increase) in accounts and interest receivable    (459,777)      (251,506)
    (Increase) in other assets                         (88,207)       (17,965)
    Increase in accounts payable                       585,936         14,335
    Increase(decrease)increase in accrued expenses       2,652       (268,562)
    (Decrease)increase in payroll and payroll taxes
    payable                                            (16,349)        30,731
    Increase in other liabilities                       96,121        657,917
                                                  ------------    -----------
     Net cash (used) in operating activities           (93,932)    (1,133,923)
                                                  ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable purchased                       (4,950,612)    (4,067,734)
   Notes receivable sold                             4,671,941        -
   Proceeds from collection of notes receivable      1,341,420        673,247
   Acquisition of fixed assets                         (19,060)       (63,738)
                                                  ------------    -----------
   Net cash provided (used)in investing activities   1,043,689     (3,458,225)
                                                  ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on lines-of-credit                 (1,208,159)     4,285,510
   Borrowing from shareholders                         220,000        200,000
   Borrowing of other debt                              45,000        383,198

   Loan to shareholders                                    -          (14,000)

   Principal payments                                  (35,802)       (48,489)

   Issuance of common stock                             17,000            -
                                                 -------------     -----------
   Net cash(used)provided by financing activities     (961,961)     4,806,219
                                                 -------------   -----------

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS     (12,204)       214,071

   Cash and cash equivalents, beginning of year        202,340         47,232
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    190,136   $    261,303
                                                   ===========    ===========

thatlook.com, Inc.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                       $   693,849   $    421,512

    Acquisition of equipment in exchange for
    capital leases and notes payable               $      -            29,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

thatlook.com, Inc.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND DECEMBER 31, 1998

NOTE   1   -   DESCRIPTION OF BUSINESS:

          thatlook.com, Inc., (TLC) (formerly known as Cooperative Images
(CII)) was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing through radio, television and the Internet. After it prescreens patients interested in cosmetic surgery for creditworthiness, TLC refers the patients generated from its marketing programs to participating surgeons who pay TLC a monthly marketing fee.

         Elective Investments, Inc., (EII) was incorporated in Pennsylvania on November 26, 1996. EII prepares financing packages for creditworthy patients of surgeons. A substantial portion of the resulting receivables between the surgeons and the patients are purchased by EII from the surgeons. EII also pre-screens patients interested in cosmetic surgery for creditworthiness for surgeons who generate their own patients separately from CII's marketing programs.

         See Note 5a as regards to consolidated financial statements.

NOTE   2   -   BACKGROUND:

     On January 25, 1999, Cooperative Images, Inc. changed its name to thatlook.com, Inc. by filing an amendment to its certificate of incorporation. In April 1999, Elective Investments, Inc. became a wholly-owned subsidiary when all its shareholders contributed their respective shares of capital stock to thatlook.com, Inc.

     On April 29, 1999, thatlook.com, Inc., (TLC) completed a reverse merger with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc. (FTA), a Nevada corporation, in exchange for 9,990,000 "restricted" shares of FTA. TLC, which is the surviving entity, became a wholly owned subsidiary of FTA. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years.

     In April 1999, prior to the reverse merger two shares in TLC were purchased by an investor. These two shares were converted to 90,154 shares after the recapitalization.

     Effective July 23, 1999, The parent company's name FTA was changed to thatlook.com, Inc. by filing an amendment to its certificate of incorporation to reflect the name of the principal operating business.

     In May 1999, after the reverse merger, FTA converted debt of two creditors in the total principal amount of $1,538,000 into unregistered and restricted shares of FTA's common stock. The number of shares issued to the first subscribing creditor was calculated using $3,000,000 (representing two times the total outstanding principal amount of $1,500,000 owed to that creditor) divided by the average closing bid price of FTA's common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., over the 10 trading days following the closing of the Plan. At December 31, 1998 the amount due this creditor was approximately $1,571,000 and is included in other liabilities. The second creditor, a principal shareholder, was issued a number of shares equal to $49,400 (representing 1.3 times the total outstanding principal amount of $38,000 owed to that creditor) divided by the average closing of the Plan. The average closing bid price was $6.55, and as a result, 458,032 shares were issued to satisfy the $1,500,000 debt and 7,541 unregistered and restricted shares were issued to satisfy the $38,000 debt.

         In June 1999, a company controlled by three shareholders agreed to convert outstanding notes of $300,000 into 231,696 unregistered and restricted shares of FTA's common stock. In addition, this affiliated company and it's three shareholders also agreed, as part of a proposed Private Placement Memorandum for FTA, to make available 1,166,667 shares at $3 per share at a discount to substantial purchasers of FTA's common stock. Substantial purchasers are defined in the proposed Private Placement Memorandum as
purchasers of at least 200,000 shares through the private placement.   The
Company issued the Private Placement Memorandum on June 29, 1999, but has not yet received any proceeds.

     After the above recapitalization, but prior to the issuance of the shares to the three creditors there were 11,100,000 shares of FTA issued and outstanding. After the three debt conversions (and the corresponding issuance of 231,696 shares for the $300,000 debt to equity conversion) there will be 11,797,269 shares issued and outstanding.

     The number of shares issued and outstanding has been retroactively restated for the April 29, 1999 recapitalization, for periods presented prior to the recapitalization.

Note 3 -   Basis of Presentation

          In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments(consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 1999, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

          For a summary of significant accounting policies and additional financial information, see the Financial Statements Incorporated in the July 14, 1999 Form 8-K for the year ended December 31, 1998, including the combined financial statements and notes thereto which should be read in conjunction with these financial statements.

NOTE   4   -   GOING CONCERN UNCERTAINTY:

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six month period ending June 30, 1999, the Company incurred a consolidated loss of $420,204 which increased the retained deficit to $4,866,219. For the six month period ending June 30, 1999 the Company's cash decreased by $12,204, and the Company's liabilities exceeded its assets by $2,863,504. In addition, the Company is not in compliance with certain of the restrictive covenants for its lines-of-credit and is in default on one of its notes payable. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Should certain unforeseen negative events occur, such as the loss of funding for loan purchases by a lender or accelerated payment terms for loan covenant violations, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

        The Company has started to mitigate theses concerns. The Company plans to further develop its website and purchase additional websites. The websites will enhance the Company's ability to implement its strategy to expand its target market, while reducing its costs per patient lead. The Company also developed a plan to increase the number of credit-approved patients it provides to doctors, which are required by marketing performance guarantees. The Company reduced the number of doctors in specific markets, which enabled the Company to allocate the same number of patients to fewer doctors. The Company also has issued a Private Placement Memorandum to raise additional capital. The three shareholders that collectively agreed to convert the $300,000 in notes payable, also agreed to make available an aggregate of 1,166,667 shares in the new public entity at a significant discount as an incentive for potential investors in a private placement. Furthermore, the Company plans to negotiate with additional finance companies to fund loan purchases and seeks a contract with a media company to exchange media credits for an equity interest in the Company, primarily to lower future media expenses.

NOTE  5   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Principles of Consolidation:

          The consolidated financial statements include the accounts of thatlook.com, Inc. and Elective Investments, Inc. Significant intercompany accounts and transactions have been eliminated. The financial statements do not include FTA's financial position or statement of operations prior to the reverse merger.

          Due to the nature of the majority of the Company's business, financing elective surgery, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheets.

          Certain reclassifications have been made to the 1998 financial statements to conform to the presentation used in 1999.

(b) Loss Per Share:

The following average shares were used for the computation of basic loss per share:
                              QUARTERS            SIX MONTHS
PERIODS ENDED JUNE 30         1999         1998   1999       1998

Basic....................11,403,558    11,009,846   11,403,558  11,009,846

(c) Accounts Receivable-Finance Company:
         Accounts receivable represents amounts due from a finance company for purchases of notes receivable.

NOTE  5   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

(d)  Income Taxes:

         Previously, both CII and EII each elected under Internal Revenue
Code Section 1362(a) to be taxed a a small business corporation (S Corporation) whereby income is taxed directly to the shareholders. As a result of the recapitalization, the Company is no longer an S corporation (see
Note 5a).

NOTE   6   -   LINES-OF-CREDIT:

          The Company utilized two lines-of-credit to fund notes receivable purchases during 1999 and 1998. At June 30, 1999, the Company was not in compliance with certain of the restrictive covenants of these agreements and is seeking waivers. Both lines-of-credits are collateralized by notes receivable and are guaranteed by the Company's principal shareholder.

NOTE 7   -    RELATED PARTY TRANSACTIONS:

          The Company incurred management fees and other related costs to certain officers and shareholders or to entities in which certain officers and shareholders are principals of $98,295 and $98,295 in June 1999 and 1998, respectively. The management fees are primarily for marketing consulting services based upon a four-year contract expiring December 31, 2000. The management fees paid to a company controlled by three shareholders are for assisting with special projects and specific management decisions. Management fees payable were $10,835 and $12,099 at June 30, 1999 and 1998. In addition, the Company incurred guarantee fee obligations to a principal shareholder of $56,446 and $49,452 during the six month periods ending June 30, 1999 and 1998, respectively, for personally guaranteeing the Company's lines-of-credit. Guarantee fees payable were $26,414 and $11,786 at June 30, 1999 and 1998. Included in interest expense for the six month periods ending June 30, 1999 and 1998 was $18,000 and $16,500, respectively, representing interest paid to an affiliated entity of certain shareholders related to monies lent to the Company.

         The Company is owed $14,000 from one its shareholders. The note bears interest at 13% and is payable upon demand.

NOTE 8   -    NOTES PAYABLE-SHAREHOLDERS:

Demand Notes:
          On March 13, 1999, the principal shareholder loaned $25,000 to TLC. The note was payable on demand and called for interest at the rate of 13% per annum. On the same date, another shareholder loaned TLC $25,000 with the same terms as above.

         Additionally, on April 7, 1999, an entity owned by the principal shareholder of TLC, loaned $170,000 to TLC. The note was payable on demand and called for interest at the rate of 13% per annum.

         On July 27, 1999, these three notes plus accrued interest were converted to 24 month notes payable at 12%.

ITEM 2.
MANAGEMENT DISCUSSION AND ANALYSIS
FOR QUARTER ENDED
JUNE 30, 1999

RESULTS OF OPERATIONS:

Description of Business:

          thatlook.com, Inc., (TLC) (formerly known as Cooperative Images
(CII)) was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing through radio, television and the Internet. After it prescreens patients interested in cosmetic surgery for creditworthiness, TLC refers the patients generated from its marketing programs to participating surgeons who pay TLC a monthly marketing fee.

         Elective Investments, Inc., (EII) was incorporated in Pennsylvania on November 26, 1996. EII prepares financing packages for creditworthy patients of surgeons. A substantial portion of the resulting receivables between the surgeons and the patients are purchased by EII from the surgeons. EII also pre-screens patients interested in cosmetic surgery for creditworthiness for surgeons who generate their own patients separately from CII's marketing programs.

Introduction:

         In the aggregate, revenues increased significantly in both the second quarter and first half of 1999 when compared to the like periods of 1998, operating expenses were materially cut back, and the loss from operations was reduced from $881,078 in the second quarter of 1998 to $149,666 in the second quarter of 1999.

         These improvements were the direct result of actions management instituted in the second half of 1998, and continuing to the present. In brief, the principal actions management took were:

         Gained control of incoming calls via purchasing a combined hardware/software system to handle and direct incoming and outgoing calls in its Teleservices center. While this action was taken in August, 1998, it was not until February, 1999 that both the system was debugged and the Teleservices personnel were operating efficiently with it.

         This action affected both the Media $ Cost per Inquiry and, most importantly, the Media $ Cost per Patient Loan. Management believes that it will continue to achieve increasing efficiencies in its Teleservices center from this system. While it does not expect this system, in the future, to affect materially the Media Spending per Procedure from the recent levels, Management expects that increasing call loads can be handled without proportionate increases in Teleservices personnel;

         - Drastically reduced headcount to a level consistent with achieving breakeven on current revenues. Full-time employee equivalents (FTEs)
were      80 at the end of the second quarter of 1999, compared to 91 in the like
     period of 1998.  Furthermore, actions taken by management in the month of August 1999, have further reduced the number of FTEs at the company to 58;

     - Significantly trimmed back the number of doctors to a level where marketing performance guarantees, which require the Company to provide a specific number of credit-approved patients to the doctor, could be met with current financial resources. For example, the number of doctors participating in the marketing program averaged 64 during the second quarter of 1999, compared to an average of 78 doctors the second quarter of 1998;

     - Cut media spending back to the level necessary to support the Company's current doctor base; and

     - Set up a Web site in April of 1999 to generate more cost-effective leads. To the extent that our Web-based promotional activities are successful, management expects that this will help drive down the
overall   average media cost per patient loan, thus leading to improving profitability over time.

Revenues:
         Total Revenues for the Company were 28.6% greater in the second quarter of 1999 than the comparable quarter of 1998, and were 44.5% greater for the first half of 1999 than in the first half of 1998.

         Marketing fees earned from doctors participating in the company's marketing program were essentially flat for the first half of 1999 when compared to the like period of 1998, and declined 5.1% in the second quarter of 1999 versus the second quarter of 1998. The principal reason for this decline rests with the cut-back in doctors participating in the marketing program, referred to above. During the second quarter of 1999, there was an average of 64 doctors in the marketing program. This compares to an average of 78 doctors participating in the program in the second quarter of 1998.

         The "Gain on Sale of Notes Receivable" is a new source of revenue in the second quarter and first half of 1999 when compared to the like periods of 1998. This reflects a shift in corporate strategy from retaining and servicing all of the patient loans generated by the Company's physician network, to one of selling all of the loans to third party lenders.

         "Interest from Patient Financing," while still growing, interest income grew at a lesser rate than overall corporate revenues. This line item of revenue is expected to begin declining, compared to prior year levels, in the second half of 1999. This reflects the change from retaining and servicing all loans generated to selling the loans to third party lenders.

Operating Expenses:

         As discussed in the Introduction, actions taken by Management, beginning in the second half of 1998 and continuing to the present, are continuing to be felt on the operating expenses of the Company.

         "Media, Advertising and Promotion" spending levels have been cut back to what management believes is necessary to support its current base of physicians participating in the Company's Marketing Program. Management does not expect to be able to cut back this type of spending further without jeopardizing the Company's ability to generate revenues. To the extent that the Company is able to generate significant patient traffic from its Web site to its participating doctors, it is possible that productivity from the current media spending levels may improve. It is too early, however, to be able to make affirmative statements that this is happening yet.

         As a result of the cutbacks in media spending, employee expenses, as reflected in the "Payroll and payroll taxes" lines represented the Company's largest single operating expense by the end of the second quarter of 1999. In the aggregate, this category of expense represented 40% of the non-interest expense operating expenses for the second quarter of 1999. Management instituted a further headcount reduction program during August 1999. These headcount and spending reductions are expected to reduce monthly operating expenses by approximately $44,000 immediately, and by a total of approximately $60,000 when fully implemented.

         Interest Expense during the second quarter of 1999 was 45% higher than in the like period of 1998. This reflects the Company's continued direct ownership of newly originated patient loans through the end of 1998, and the corresponding hypothecation of these loans. Interest Expense peaked in the first quarter of 1999, and is expected to decline gradually over time as the patient loan-related borrowings get paid off.

Recent Trends:

         The most important business trend not discussed above related to the Company's ability to place media to generate patient traffic flows to the offices of its participating physicians.

         Because of the operating losses and cash drains incurred in 1998, the Company was unable to pay its primary media buyer approximately $1.5 million of media debts owed for media placed during 1998 and early 1999. The media buyer converted $1.5 million of this debt to equity in the Company during May, 1999.

         However, and because of these events, the Company was then placed on a cash-in-advance basis with the majority of the media it had then been using. Furthermore, since the media buyer had not been able to pay all of the media debts incurred on behalf of the Company, several radio and television stations resisted placing further advertisements for the Company until such debts were cleared.

         The Company feels that these events will effect future results as follows:

     1. Total media placements will not be at the level the Company believes it needs to maintain the patient traffic it is contractually bound to deliver to its participating physicians.

     2. The Company will be required to use alternative media sources, some
of   which are not yet contributing patient traffic as efficiently as previously-used media sources.  This will have the effect of reducing the
     Company's overall media efficiency (measured as dollars spent per
patient   loan generated).

Liquidity and Capital Resources:

     Continued losses from operations strain the Company's ability to pay its
vendors in a timely manner.   During the six month period ending June 30, cash
decreased $12,204. Accounts payable and accrued expenses together increased $741,885 during the six month period ending June 30, 1999. The Company finds it increasingly difficult to obtain credit terms with its vendors.

     Debt to equity conversions decreased loans payable to shareholders by $338,000. In addition, other current liabilities decreased $1,500,000 when the Company's primary media buyer converted the Company's obligation to equity. These debt conversions will save the Company approximately $21,000 in interest expense per month.

     The Company utilized two lines-of-credit to fund notes receivable purchases during 1998. One line-of-credit with a finance company permitted borrowings of $8,000,000 and a second line-of-credit with a bank permitted maximum borrowing of $1,275,000. The Company exhausted the finance company's line of credit in August 1998 and the bank's line-of-credit in November 1998. While the Company is not in compliance with certain of the restrictive covenants on these lines-of-credit, the Company is seeking waivers from both lenders.

     In August 1998, the Company changed its corporate strategy to include selling notes receivable and recognizing the gain on sale, rather than holding the notes to maturity. The Company is seeking additional lenders to purchase notes receivable, and may consummate agreements with additional lenders in the third quarter. The Company's business model requires that it fund the notes receivable purchases from external sources, since its working capital is insufficient. In addition, earnings would be adversely affected if the Company could not sell the loans. The new lender agreements may provide lines-of-credit which do not enable the Company to recognize a gain on sale if
the notes receivable are used as collateral for the lines-of-credit.   If
available, the Company would refinance the finance company's line-of-credit to reduce interest expense.

     The Company's cash flow from its loan portfolio is contingent upon the Company's ability to service and collect the loans that collaterize the lines-of-credit in the finance company and the bank. Currently, the notes receivable principal and interest payments are approximately $15,000 to $20,000 per month below the debt service payments on the finance company's line-of-credit. The bank uses the principal and interest payments for the notes receivable to pay down its line-of-credit. The value of the notes receivable collateral(without consideration of future interest income) compared to the outstanding line-of-credit reflects a negative position of approximately $90,000 to $120,000 depending on collections. The bank requests replacement loans periodically to partially reduce the negative variance.

     For the loans sold to the finance company, the Company provides for a reserve for first payment defaults and a 2% recourse obligation on notes sold, which is calculated at 2% of the original loan amount. First payment defaults are charged back to the Company if collection efforts are unsuccessful after 120 days. While first payment defaults have increased recently, the Company plans to work closer with the finance Company to collect these accounts more effectively. Recent efforts have been more successful. The additional 2% recourse obligation represents a reserve for defaults on loans prior to the loan's maturity. Depending on collection efforts, it is possible that the Company will have to reimburse the finance company for part or all the 2% recourse reserve.

     On June 29, 1999, the Company issued a Private Placement Memorandum to raise a minimum of $18,000 and a maximum of $3,500,000 with the sale of 1,166,667 shares of common stock. To date, none of the shares have been sold.

The planned use of the proceeds includes increasing patient traffic through multimedia advertising, including the Internet, acquire doctor-referral web sites, expand into related markets such as denistry/orthodontia, hair replacement and elective laser opthalmic surgery and working capital.

     The Company's working capital depends greatly on successful implementation of recent cost reductions, effective servicing of its loan portfolio and related delinquency, negotiations with vendors and additional lenders, and the success of the Private Placement Memorandum.

Year 2000 Issues:

         The Company has evaluated its business information technology (IT) systems as well as its non-IT systems and has surveyed some of its major vendors. The Company has not yet completed the testing of its internal
systems.   The Company has incurred expenditures of funds relating to such compliance of its internal systems. The Company is in the process of upgrading its computer software to increase operational efficiencies and information analysis in order to ensure, to the extent practicable, that the new systems properly utilize dates beyond December 31, 1999. Based upon the limited survey of the Company's major suppliers, the Company has not concluded if Year 2000 issues could have a material adverse effect on the Company's business, operations or financial condition. Nevertheless, to the extent the Company's vendors (particularly its major vendors) experience Year 2000 difficulties, the Company may face delays or be unable to obtain certain services and therefore may be unable to service its customers resulting in a material adverse effect on the Company's business, operations and financial condition. The Company has not surveyed its Doctors, but on a limited basis has surveyed certain other third parties with which it has a business relationship. As no assessment has been made of any potential impact by the Doctors' non-compliance, the Company does not have a cost estimate to address any non-compliance by these Doctors nor can any assurance be given that such non-compliance will not result in a material adverse effect on the Company's business, operations and financial condition. The Company has not undertaken an analysis (nor does it currently intend to analyze) the effect of a worst-case Year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect (if any) is uncertain and the Company does not have a contingency plan and currently does not intend to create one.

Cautionary Statement on Forward-Looking Statement:

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of doctors, competing effectively with existing and potential competitors and changes in interest rates.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         EII currently purchases notes receivable contracts from cosmetic surgeons. The contracts include the highest statutory interest rate allowed by the governing state laws.

         The Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased competition from other finance companies, which could have a material adverse effect on the Company's financial results.

PART II. OTHER INFORMATION

ITEM 5   -    EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

11   Computation Of Per Share Earnings

27   Financial Data Schedule.

     Form 10-KSB Annual Report for the fiscal year ended June 30, 1998*

* As previously filed with the Securities and Exchange Commission.


(b) Reports On Form 8-K

     A Current Report on Form 8-K dated April 29, 1999 was filed on May 12, 1999, reporting in Item 1 thereof the changes in control of Registrant, and amended reports dated May 24, 1999 and July 14, 1999.

     A Current Report on Form 8-K dated May 25, 1999 was filed May 28, 1999, reporting in Item 4 changes in Registrant's Certifying Accountant, reporting in Item 6 Resignation of Registrant's Directors and in Item 8 Change in Fiscal Year.

      Effective April 29, 1999 FTA acquired 100% of the outstanding securities of a New Jersey corporation, thatlook.com, in exchange for 9,990,0000 restricted shares of FTA through a reverse merger. thatlook.com which is the surviving operating entity, became a wholly owned subsidiary of FTA. The reverse merger was accounted for as a recapitalization.)


                            SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              thatlook.com, Inc.

Date: 8/19/99                 By:/s/Gerard A. Powell
     ---------                --------------------------------------
                              Gerard A. Powell
                              President and Director


Date: 8/19/99                 By:/s/Marvin P. Metzger
                              --------------------------------------
                              Marvin P. Metzger
                              Chief Financial Officer