Form 10QSB
period 1999-09-30
THATLOOK COM INC/NV
filed 1999-11-22
CIK 1057653

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20509

                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1999
                          -------------
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

                            November 22, 1999
                         12,317,697
thatlook.com, Inc.

FORM 10-QSB-INDEX


Part      Item                                              Page

No.       No.            Description                             No.

I              FINANCIAL INFORMATION:

          1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1999
          (Unaudited) and December 31,1998..........................  3

          Condensed Consolidated Statements of Operations for the
          Quarters and Nine Months Ended September 30, 1999 and 1998
     (Unaudited) ..............................................
4 & 5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998(Unaudited) .  6 & 7

          Notes to Condensed Consolidated Financial Statements
                    (Unaudited)...............................................
8

          2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................  12

          3. Quantitative and Qualitative Disclosures about
          Market Risk...............................................  17

II             OTHER INFORMATION:


SIGNATURES......................................................  20

5. Exhibits and Reports on Form 8-K...................................  17
      Exhibit 11  ....................................................  18
      Exhibit 27  ....................................................  19
















                             thatlook.com, Inc.
                          AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 Sept 30,  December
31,
                                                            1999        1998
                                               (Unaudited)
 - ASSETS -                                              ---------   ---------


Cash                                                  $    440,610    $202,340
Accounts receivable-Finance Company                         228,677      -

Accounts receivable-Surgeons', net of allowance of
  $10,465 and $10,465 for 1999 and 1998,               112,377     204,690
  respectively
Notes receivable, net of allowance for uncollectible
  notes of $1,049,452 and $1,907,135 for 1999 and 1998,
  respectively                                           4,963,577   6,297,833
Interest receivable                                         61,334      81,447
Loan receivable, shareholder                                14,000      14,000

Prepaid expenses and other assets                          446,170     232,075
Property and equipment - net                               388,362     413,556
                                               ----------  ----------
                                                        $6,655,107  $7,445,941
                                                    =========== ==========
                - LIABILITIES AND SHAREHOLDERS' DEFICIT -


Notes payable                                         $    229,500  $  205,500

Lines-of-credit payable                                  6,441,978   8,146,363
Accounts payable                                           697,944     482,751
Accrued expenses                                           380,631     291,188
Capital lease obligations                                   71,449     100,619
Payroll and payroll taxes payable                           69,185     122,927
Provisions for recourse obligation                         505,688     130,879
Notes payable - shareholders                               228,947     338,650
Other liabilities                                          427,734   1,772,068
                                                       ----------- -----------
                                                       $ 9,053,056 $11,590,945
                                              ----------- -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
 Common stock, $.001 par value, 50 million shares
   authorized, 12,317,697 million and 11,009,846 million
   shares issued and outstanding for 1999 and 1998          12,318      11,010
 Additional Paid-In-Capital                          2,833,896     290,002
 Accumulated deficit                                (5,244,163)
(4,446,016)
                                              -----------  ----------
Total Shareholders'equity                               (2,397,949)
(4,145,004)
                                                       -----------  ----------
                                                       $ 6,655,107  $7,445,941
                                                      ============ ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                             thatlook.com, Inc.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                   (Unaudited)
                                                         1999          1998
                                               ------        ------


REVENUE:
 Marketing fees                                     $   678,345   $   943,584
 Gain on sale of notes receivable                       272,262      257,236
 Interest from patient financing                        266,721       426,756
 Other                                                  106,288        13,902
                                             ----------   -----------
TOTAL REVENUE                                         1,323,616     1,641,478
                                             ----------   -----------

SALES AND MARKETING EXPENSES:
 Media, advertising and promotion                       422,611       864,486
 Payroll and payroll taxes                              271,674       338,762
 Telephone                                               47,861       116,230
 Credit reporting services                               15,533        58,808
 Other                                                   25,888        49,021
                                             ----------   -----------
TOTAL SALES AND MARKETING EXPENSES                      783,567     1,427,307
                                             ----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES:

 Rent and utilities                                      38,677        26,061
 Payroll and payroll taxes                              266,098       288,998
 Professional and consulting                            133,118       143,406
 Other                                                  178,074       146,834
                                             ----------   -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES               615,967       605,299
                                             ----------   -----------
OTHER EXPENSES:
 Interest                                               368,662       392,473
 Bad debt                                               133,364        80,762
 Bad debt recovery                                     (200,000)          -
                                             ----------     -----------
TOTAL OTHER EXPENSES                                    302,026       473,235
                                                     ----------   -----------

TOTAL EXPENSES                                        1,701,560     2,505,841
                                             -----------  ------------

NET LOSS                                              $(377,944)  $  (864,363)
                                             ===========    ===========


BASIC LOSS PER SHARE                                 $    (0.03)   $    (0.08)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 12,057,483   11,009,846
                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                thatlook.com, Inc.
                                 AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (Unaudited)
                                                         1999        1998
                                             --------     --------

REVENUE:
 Marketing fees                                     $ 2,480,863   $ 2,753,053
 Gain on sale of notes receivable                       954,580      257,236
 Interest from patient financing                        948,756       848,054
 Other                                                  215,388        49,639
                                             ----------     -----------
TOTAL REVENUE                                         4,599,587     3,907,982
                                             ----------   -----------

SALES AND MARKETING EXPENSES:
 Media, advertising and promotion                     1,120,527     2,088,306
 Payroll and payroll taxes                              858,273       923,210
 Telephone                                              161,062       272,944
 Credit reporting services                              107,119       172,509
 Other                                                   54,735       153,843
                                             ----------     -----------
TOTAL SALES AND MARKETING EXPENSES                    2,301,716     3,610,812
                                             ----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                     101,285        67,201
 Payroll and payroll taxes                              804,410       728,955
 Professional and consulting                            379,517       385,866
 Other                                                  472,801       392,098
                                             ----------      ----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES             1,758,013     1,574,120
                                             ----------    ----------

OTHER EXPENSES:
 Interest                                             1,246,320       827,275
 Bad debts                                              291,685       242,949
 Bad debt recovery                                     (200,000)         --
                                             ----------     -----------
TOTAL OTHER EXPENSES                                  1,338,005     1,070,224
                                                     ----------   -----------

TOTAL EXPENSES                                        5,397,734     6,255,156
                                             ----------     -----------

NET LOSS                                              $(798,147)  $(2,347,174)
                                             ==========     ===========
BASIC LOSS PER SHARE                              $    (0.07)  $     (0.21)
                                                  ==========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 11,663,772    11,009,846
                                             ==========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                thatlook.com, Inc.
                                AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                  (Unaudited)
                                                         1999        1998
                                                        ------     ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $  (798,147)   $(2,347,174)
   Adjustments to reconcile net income to net
   cash (used)by operating activities:
    Depreciation                                        74,404         34,542
    Bad debts                                          291,685        242,949
   Changes in assets and liabilities:
    (Increase) in accounts and interest receivable    (116,251)     (222,894)
    (Increase) in other assets                        (214,096)      (223,329)
    Increase in accounts payable                     215,192         95,243
    Increase(decrease)increase in accrued expenses      89,443       (199,318)
    (Decrease)in payroll and payroll taxes payable     (53,742)       (44,344)
    Increase in other liabilities                      238,790      1,229,729
                                           ------------    -----------
     Net cash (used) in operating activities          (272,722)    (1,434,596)
                                           ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable purchased                       (6,455,983)    (6,373,857)
   Notes receivable sold                     5,945,821     820,864
   Proceeds from collection of notes receivable      1,933,972      1,310,596
   Acquisition of fixed assets                         (49,210)       (83,889)
                                           ------------    -----------
   Net cash provided (used)in investing activities   1,374,600     (4,326,286)
                                            ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on lines-of-credit                 (1,704,385)     5,480,599
   Borrowing from shareholders                         228,947        200,000
   Borrowing of other debt                              45,000        383,198

   Loan to shareholder                                   -          (14,000)

   Principal payments                              (50,170)       (78,245)

   Issuance of common stock                            617,000            -
                                           -------------     -----------
   Net cash(used)provided by financing activities     (863,608)     5,971,552
                                           -------------   -----------

NETINCREASE IN CASH AND CASH EQUIVALENTS               238,270        210,670

   Cash and cash equivalents, beginning of year        202,340         47,232
                                           -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    440,610   $    257,902
                                           ===========  ===========
thatlook.com, Inc.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                       $   993,235   $    755,330

    Acquisition of equipment in exchange for
    capital leases and notes payable               $      -            29,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

thatlook.com, Inc.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

NOTE   1   -   DESCRIPTION OF BUSINESS AND BACKGROUND:

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

See Note 2 as regards to consolidated financial statements.

Note 2 -   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments(consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 1999, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

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

NOTE   3   -   GOING CONCERN UNCERTAINTY:

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the nine month periods ending September 30, 1999, the Company incurred a consolidated loss of $798,147, which increased the accumulated deficit to $5,244,163. While the Company's cash increased by $238,270 for the nine months period ending September 30, 1999, the Company's liabilities exceeded its assets by $2,397,949. In addition, the Company is not in compliance with certain of the restrictive covenants for its lines-of-credit and is in default on two of its notes payable. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Should certain unforeseen negative events occur, such as the loss of funding for loan purchases by a lender or accelerated payment terms for loan covenant violations, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

     The Company has started to mitigate some of its cash flow constraints and limitations on funding loan purchases. The Company has raised $600,000 from one investor for 400,000 shares of common stock, and negotiations are nearly complete with the same investor to invest an additional $500,000 by December 1999. In addition, the Company signed a letter of intent with a financial advisor, through its best efforts, to raise potentially up to $10 million dollars in additional capital (See Note 8).

     To enhance its ability to fund loan purchases, the Company signed contracts with additional finance companies. Furthermore, the Company is seeking a contract with a media company to exchange media credits for an equity interest in the Company, primarily to lower future media expenses.

NOTE  4   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Loss Per Share:

The following average shares were used for the computation of basic loss per share:
                                   QUARTERS       NINE MONTHS
PERIODS ENDED SEPTEMBER 30         1999         1998   1999       1998

Basic..........................12,057,483   11,009,846  11,663,772  11,009,846
Diluted........................12,057,483   11,009,846  11,663,772  11,009,846

(b) Accounts Receivable-Finance Company:

     Accounts receivable represents amounts due from a finance company for purchases of notes receivable.

NOTE   5   -   LINES-OF-CREDIT:


     The Company utilized two lines-of-credit to fund notes receivable purchases during 1999 and 1998. At September 30, 1999, the Company was not in compliance with certain of the restrictive covenants of these agreements. Both lines-of-credits are collateralized by notes receivable and are guaranteed by the Company's principal shareholder.

NOTE 6   -    RELATED PARTY TRANSACTIONS:

      The Company incurred management fees and other related costs to certain officers and shareholders, or to entities in which certain officers and shareholders are principals, of $138,450 and $147,450 in September 1999 and 1998, respectively. The management fees are primarily for marketing consulting services based upon a four-year contract expiring December 31, 2000. The management fees paid to a company controlled by three shareholders were for assisting with special projects and specific management decisions. Management fees payable were $17,995 and $4,275 at September 30, 1999 and 1998. In addition, the Company incurred guarantee fee obligations to a principal shareholder of $76,761 and $77,794 during the nine month periods ending September 30, 1999 and 1998, respectively, for personally guaranteeing the Company's lines-of-credit. The Company's principal shareholder agreed to terminate the guarantee fee agreement in August 1999. Guarantee fees payable were $0 and $19,389 at September 30, 1999 and 1998. Included in interest expense for the nine month periods ending September 30, 1999 and 1998 were $31,488 and $25,500, respectively, representing interest incurred for an affiliated entity of certain shareholders related to monies lent to the Company.

     The Company is owed $14,000 from one its shareholders. The note bears interest at 13% and is payable upon demand.

NOTE 7   -      SHAREHOLDERS' (DEFICIT) AND STOCK COMPENSATION PLAN:

Sharholders' Equity (Deficit):

     In the third quarter of 1999, the Company raised $600,000 from one investor for 400,000 shares of common stock, and agreed separately to issue 112,428 shares to surgeons and consultants to convert $244,694 of liabilities to equity. In November 1999 the Company registered 65,553 shares with a Form S-8 for payments to consultants. 47,950 shares were issued for past services and 17,603 were registered for future services. The 47,950 shares are included in the 112,428 shares that the Company committed to issue.

Stock Compensation Plan:

     In August 1999 the Company adopted a Stock Incentive Plan to enable individuals in the Company's service to acquire a proprietary interest in the Company as an incentive to remain in such service. The number of shares of Common Stock initially reserved for issuance over the term of the Plan shall not exceed 1,250,000 shares, and no option shall have a term in excess of ten years measured from the option grant date.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Incentive Plan. Accordingly, no compensation cost has been recognized for the Stock Incentive Plan.

     A summary of the status of the Company's Stock Incentive Plan at September 30, 1999 is presented below:
                                           Weighted-Average
                                                   Exercise
     Fixed Options                   Shares           Price

Outstanding at beginning of quarter        0               0
Granted                              459,250           $3.44
Exercised                                  0               0
Forfeited                             (9,000)            2.63
Outstanding at September 30,1999     450,250          $3.43



NOTE 8 - SUBSEQUENT EVENTS:

     In October 1999, the Company signed a letter of intent with a financial advisor, through its best efforts, to raise potentially up to $10 million dollars in additional capital. The financial advisor also agreed to attempt to identify sources of debt financing, including warehouse financing facilities to support purchases of patient's loans.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS
FOR THE NINE MONTHS ENDED AND QUARTER ENDED
SEPTEMBER 30, 1999

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

Introduction:

     Overall, the Company's year-to-date revenues through the third quarter of 1999 remained significantly above 1998, and operating expenses and operating losses decreased dramatically. Efficiency improvements in the Company's media program and reductions in operating expenses were the primary factors leading to a 66% lower year-to-date net loss, a decrease from a loss
of $2,347,174 for 1998 compared to $798,147 in 1999.   In the third quarter,
the operating losses decreased 56% from $864,363 in 1998 to 377,944 in 1999.


     These improvements were the direct result of actions management instituted in the second half of 1998, and continuing to the present. In brief, the principal actions management took were:

     - Gained control of incoming calls via purchasing a combined hardware/software system to handle and direct incoming and outgoing calls in its Teleservices center. While this action was taken in August, 1998, it was not until February, 1999 that both the system was debugged and the Teleservices personnel were operating efficiently with it;

     This action affected both the Media $ Cost per Patient Inquiry and, most importantly, the Media $ Cost per Patient Loan. Management believes that it will continue to achieve increasing efficiencies in its Teleservices center from this system. While it does not expect this system, in the future, to affect materially the Media Spending per Procedure from the recent levels, Management expects that increasing call loads can be handled without proportionate increases in Teleservices personnel;

     - Drastically reduced employee headcount;

     - Significantly trimmed back the number of doctors to a level where marketing performance guarantees, which require the Company to provide a specific number of credit-approved patients to the doctor, could be better managed;

     - Cut media spending back to the level necessary to support the Company's current doctor base; and

     - Set up a Web site in April of 1999 to generate more cost-effective leads. To the extent that our Web-based promotional activities are successful, management expects that this will help drive down the overall average Media $ Cost per Patient Loan, thus leading to improving profitability over time.

Revenues:
      While year-to-date revenues for the Company were 18% higher when compared to the same period in 1998. Reductions in the doctor base and media spending, and a strategy to sell loans rather than hold loans for interest income, caused third quarter revenues to decline 19%, when compared to the same period 1998.

     Marketing fee revenue declined 28% in the third quarter, when compared to the same period in 1998, as a result of reductions in the doctor base and media spending. Marketing fee revenue was lower, in part, because the Company replaced its primary media buyer with new media companies and television stations. The initial results for the new media placements were not as effective at generating patient traffic as media placements with a proven track record. Changes in media buyers and cash-in-advance terms, which affected media spending, are described below in "Operating Expenses" and "Recent Trends".

     The Gain on Sale of Notes Receivable for year-to-date 1999 increased dramatically compared to year-to-date 1998. Gains on sales of notes receivable were significantly higher than 1998 because in August 1998 the Company changed its strategy to selling its loans to third party lenders. Reductions in the doctor base and media spending have caused total loans hypothecated and sold together to decline in the third quarter. The Company expects total loan purchases, which are subsequently hypothecated or sold, to decline in the fourth quarter 1999 compared to fourth quarter 1998.

     Interest from patient financing was lower in the third quarter 1999, when compared to the same period in 1998, primarily because the Company continues to sell most of its notes receivable, which limits the size of the loan portfolio and related interest income.

     Other income increased year-to-date because the Company started a non-recourse fee program in March of 1998, which generated $41,301 in 1998. In 1998, this fee revenue was amortized over twelve months. In the third quarter of 1999, the Company decided to recognize the recourse fees in the month received, which led to a one time recognition of $93,654 of previously collected fees.

Operating Expenses:

     As discussed in the Introduction, actions taken by Management, beginning in the second half of 1998 and continuing to the present, are continuing to affect positively the operating expenses of the Company.

     In the second quarter of 1999, Media, Advertising and Promotion spending levels were cut back to what management believes is necessary to support its current base of physicians participating in the Company's Marketing Program. Third quarter 1999 media spending decreased 51% compared to the third quarter of 1998. To the extent that the Company is able to generate significant patient traffic from its Web site to its participating doctors, it is possible that productivity from the current media spending levels may improve. It is too early, however, to be able to make affirmative statements that this is happening yet.

     In the third quarter of 1999, reductions in media spending and efficiencies gained with the predictive dialing phone system led to a 59% reduction in phone expense, when compared to the same period in 1998.

      Management instituted a further headcount reduction program during August 1999. These headcount and spending reductions will reduce monthly operating expenses by approximately $60,000 per month. For the third quarter of 1999, payroll and payroll taxes decreased by 14%, when compared to the same period in 1998.

     Interest Expense for the nine months ended September 1999 was 51% higher when compared to the same period in 1998. This reflects the Company's continued direct ownership of newly originated patient loans through the end of 1998, and the corresponding hypothecation of these loans. Interest Expense peaked in the first quarter of 1999, and is expected to decline gradually over time as the patient loan-related borrowings get paid off.

      Through the third quarter of 1998, the Company primarily incurred bad debt expense when management increased the reserve on the hypothecated loans. The August 1998 agreement to sell loans, included a 2% recourse provision and a first payment default provision. In 1999, the bad debt expense incurred relates to these two provisions.

Recent Trends:

     The transition from the Company's primary media buyer to new media companies, and a less than normal level of patient inquiries, negatively affected the Company's Media Cost per Inquiry and Media $ Cost per Patient Loan. Placement with new untested media spots increased the Media Cost $ per Inquiry and Media $ Cost per Patient Loan. By virtue of the contract with the Company's prior primary media buyer, the Company previously had credit terms with many of the television stations that ran the Company's commercials. Less than expected patient inquiries from media spending and cash-in-advance terms caused the Company to be more selective in placing its media. In addition to reductions in the number of doctors in the marketing program, the transition to new media buyers, in part, led to the reduction of marketing fee revenue earned in the third quarter by 28%, when compared to the same period in 1998.

     In the fourth quarter of 1999, the Company purchased advertising in a national magazine. While initial results may not be representative of all future magazine advertising, the first advertisement, thus far, has a lower Media $ Cost per Inquiry than television commercials, and the patients' credit quality appears higher.

Liquidity and Capital Resources:

     Continued losses from operations strain the Company's ability to pay its
vendors in a timely manner.   During the nine months period ending September
30, cash increased $238,270. However, the increase in cash was net of debt to equity conversions and investments by investors totaling $844,694. Despite the debt conversions to equity, the accounts payable and accrued expenses combined still increased $304,636 during the nine months period ending September 30, 1999. While the Company finds it increasingly difficult to obtain credit terms with its vendors, in addition to debt to equity conversions, many of the vendors have accepted to extended payment terms.

     Debt to equity conversions decreased loans payable to shareholders by $338,000. In addition, other current liabilities decreased $1,500,000 when the Company's primary media buyer converted the Company's obligation to equity. Also, surgeons and vendors converted $244,694 of obligations to equity for 112,428 shares of Common Stock. The debt conversions will save the Company approximately $21,000 in interest expense per month. Furthermore, 400,000 shares of common stock were issued to an investor for $600,000.

     The Company utilized two lines-of-credit to fund notes receivable purchases during 1998. One line-of-credit with a finance company permitted borrowings of $8,000,000 and a second line-of-credit with a bank permitted maximum borrowing of $1,275,000. The Company exhausted the finance company's line-of-credit in August 1998 and the bank's line-of-credit in November 1998. The Company is not in compliance with certain of the restrictive covenants on these lines-of-credit

     In August 1998, the Company changed its corporate strategy to include selling notes receivable and recognizing the gain on sale, rather than holding the notes to maturity. The Company's business model requires that it fund the notes receivable purchases from external sources, since its working capital is insufficient. Earnings would be adversely affected if the Company could not sell the loans. In the fourth quarter of 1999, the Company signed new agreements with additional lenders to purchase notes receivable.

     The Company's cash flow from its loan portfolio is contingent upon the Company's ability to service and collect the loans that collaterize the lines-of-credit in the finance company and the bank. Currently, the notes receivable principal and interest payments are approximately $70,000 per month below the debt service payments on the finance company's line-of-credit. The finance company has agreed to defer collection of the deficiency, which primarily relates to interest payments. The bank uses the principal and interest payments for the notes receivable to pay down its line-of-credit.
The value of the notes receivable collateral(without consideration of future interest income) compared to the outstanding line-of-credit reflects a negative position of approximately $75,000 depending on collections. The bank request replacement loans periodically to partially reduce the negative variance.

     For the loans sold to the finance company, the Company provides for a reserve for first payment defaults and a 2% recourse obligation on notes sold. First payment defaults are charged back to the Company if collection efforts are unsuccessful after 120 days. The additional 2% recourse obligation represents a reserve for defaults on loans prior to the loan's maturity. Depending on collection efforts, it is possible that the Company will have to reimburse the finance company for part or all the 2% recourse reserve.

     The Company's working capital depends greatly on successful implementation of recent cost reductions, effective servicing of its loan portfolio and related delinquency, negotiations with vendors and additional lenders, and additional funds raised through its own efforts and/or through the newly hired financial advisor. It is continuing to work diligently in pursuing additional sources of capital.

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

(a) Exhibits

11.1 Computation Of Per Share Earnings

27.1 Financial Data Schedule.

13   Form 10-KSB Annual Report for the fiscal year ended June 30, 1998* for
First Target Acquisition, Inc.

* As previously filed on form 8-K dated May 17, 1999 with the Securities and Exchange Commission.

(b) Reports on Form 8-K

     None

SIGNATURES:

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              thatlook.com, Inc.

Date: 11/15/99             By: /s/ Gerard A. Powell
     ---------                --------------------------------------
                              Gerard A. Powell
                              President and Director



Date: 11/15/99             By: /s/ Marvin P. Metzger
     ---------                --------------------------------------
                         Marvin P. Metzger
                         Chief Financial Officer