Form 10KSB
period 1999-12-31
THATLOOK COM INC/NV
filed 2000-03-30
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-KSB


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 1999.
                                                 -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.

                        Commission file number 0-23905

                              thatlook.com, Inc.
                              ------------------
             (Exact Name of Small Business Issuer in its Charter)

                 Nevada                            87-0447497
                 ------                            ------------
        (State or other juris-                     IRS Employer
         diction of incorporation)                   I.D. No.)


                       5003 Rt. 611 Stroudsburg, PA 18360
                     (Address of Principal Executive Offices)

                                570-420-0318
                        Registrant's Telephone Number

                          Cookie Cup International
                        First Target Acquisition, Inc.
           (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:$.0001 par value common voting stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X   No                  (2)  Yes  X  NO
        ---     ---                       ---    ---

Indicate by check mark whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrant's revenues for its most recent fiscal year: December 31, 1999
                                                             $5,412,398
For the Exhibit Index see Item 13 of this Report page x

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 28, 2000 - $11,482,337. There are approximately 3,909,546 shares of common voting stock of the Registrant held by non-affiliates.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS
                             Not Applicable
                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                                March 28, 2000
                                  15,986,205

DOCUMENTS INCORPORATED HEREIN BY REFERENCE
------------------------------------------
A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes          NO  X
                                               -----        -----
                           thatlook.com, Inc.

                          INDEX TO FORM 10-KSB

ITEM
 NO.
-----------------------------------------------------------------------
                                 PART I
 1. Business
 2. Properties
 3. Legal Proceedings
 4. Submission of Matters to a Vote of Security Holders

                                 PART II

 5. Market for Registrant's Common Equity and Related Stockholder
      Matters
 6. Management's Discussion and Analysis or Plan of Operation
 7. Financial Statements
 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 PART III

 9. Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act.
10. Executive Compensation
11. Security Ownership of Certain Beneficial Owners and Management
12. Certain Relationships and Related Transactions

                                 PART IV

13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                               SIGNATURES


Part I

Item 1 Description of Business
------------------------------
thatlook.com, Inc.(TLC), formerly known as Cooperative Images, Inc. TLC was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing through radio, television and the Internet. TLC's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, TLC refers the patients generated from its marketing programs to participating physicians who pay TLC a monthly marketing fee.

Elective Investments, Inc., (EII), was incorporated on November 26, 1996. EII prepares financing packages for creditworthy patients of physicians. A substantial portion of the resulting receivables between the physicians and the patients are purchased by EII from the physicians. It also pre-screens patients interested in cosmetic surgery for creditworthiness for physicians who generate their own patients separately from TLC's marketing programs.

On January 25, 1999 Cooperative Images, Inc. changed its name to thatlook.com, Inc. by filing an amendment to its certificate of incorporation. In April, 1999, Elective Investments, Inc. (EII), a Pennsylvania corporation, became a wholly-owned subsidiary of TLC when all its shareholders contributed their respective shares of capital stock to TLC.

On April 29, 1999 TLC completed a reverse merger (the "Plan") with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc.(formerly Cookie Cup International), in exchange for 9,999,000 "restricted" shares of TLC. The Plan was filed with the Commission on May 12, 1999 on Form 8-K, and amended May 24, 1999 and July 14, 1999. The Plan is an exhibit to the Company's Current Report and is incorporated herein by reference.

TLC became a wholly-owned subsidiary of FTA. TLC is deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and EII its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, a Nevada corporation and TLC's parent company, changed its name to thatlook.com, Inc. (the "Company"), to reflect the name of the principal operating business. The name change became effective July 23, 1999 after filing an amendment to its certificate of incorporation.

Business Summary:
-----------------
The Company is currently focused almost entirely on the elective cosmetic surgery market. However, the Company plans to expand its efforts into the orthodontics and cosmetic dentistry, hair replacement and elective corrective eye surgery markets as resources are available to do so.

The Company generates revenue in three principal ways:

* Marketing Management fees paid by physicians to the Company for its marketing services;

* The financing spreads, or loan commissions, the Company earns from lenders who provide take-out financing for elective cosmetic procedures; and

* Interest income from the portfolio of loans of which it has retained ownership.

During 1999, the breakdown of the Company's revenues was as follows:

Marketing Management Fees     54%

Financing Spreads               21%

Interest Income               20%

Other                          5%

While the Company allows physicians to participate in a Finance-only program, revenues from this source represented only approximately 8% of the Company's revenues in 1999. Further, and as discussed later, with the Company's resources focused on its Marketing Management Program, Management expects Finance-only program revenues to decline over time, certainly as a proportion of the total, as well as in absolute amount.

At the same time, the Company acts as a conduit for financial institutions in originating medium-term (3-4 years), monthly payment based consumer loans used to finance cosmetic procedures. Down payments are kept low, currently about 10% or less, to increase the patient population for whom these procedures are affordable. The average face value per procedure the Company generated was $5,344 during 1999.

The portion of the Company's revenue contributed by interest income is declining, and is expected to continue declining for two reasons. First, the Company generally no longer retains ownership of the loans it originates. A substantial portion of the Company's loan portfolio (approximately 75% by value, net of allowances for doubtful accounts) was sold in the fourth quarter of 1999. Thus, to the extent to which ownership of loans is not retained, the existing loan portfolio will gradually mature over time. Second, as the Company revenues grow, such growth is expected to come entirely from Marketing Management Fees and Financing Spreads, thus further reducing the proportion of revenues represented by Interest Income.

Marketing Management Program Structuring Background
---------------------------------------------------
The right of physicians to market their services is now well established,
subject to appropriate ethical considerations.   The Company contracts with
participating member physicians to provide marketing and other administrative services on behalf of the participating member physician, in a relationship analogous to companies that provide billing and collection and other services on behalf of physicians. In addition to actual marketing services, the Company also serves its participating physicians by providing the initial contact point for prospective patients, financial screening of prospective patients and rotation of referrals when there are two or more participating physicians in the geographic marketplace.



Development of the actual marketing program is a service that participating physicians would not likely be able to perform on their own. Providing an initial contact point for prospective patients and performing the initial financial screening of those prospective patients reduces both the overhead costs of the participating physicians and their lost opportunity cost of seeing patients who cannot really afford the services. The market niche chosen by the Company is specifically designed to work with those physicians whose practices can benefit from marketing in the media utilized by the
Company more so than other physicians.   The services provided by the
participating physicians are seldom covered by a third party payor such that the financial capability of the prospective patient is of importance. Since the credit approval process sets the credit limit at $7,000 per each prospective patient, the participating physicians perceive the Company as a value added service.

The Company generally enters into a two year marketing agreement with its
participating physicians.   While these agreements specify a two year term,
the Company chooses to be flexible in its administration of the terms in order to maintain its goodwill with the physicians. In addition, the Company has developed a sufficient operating history as to be willing to provide assurances to the participating physicians that its marketing efforts will be
of value.   In this regard, the Company is willing to subject its services to performance standards. Recognizing that participating physicians are no different than other consumers in wanting to ensure their expenditures meet certain performance standards, the Company has increased the flexibility of its program by allowing the physicians to participate at one of the levels shown below, with the minimum performance standards indicated:

                        Monthly              Performance Standard
                        Fee                  Monthly Consultations

Silver                  $2,500                        2.32
Gold                    $5,000                        4.64
Platinum                $9,990                       13.42

In the event the minimum performance standard is not met in a given calendar quarter, the participating physician receives either a pro-rata refund of the Marketing Management Fee for that quarter or increases the performance standard for the following quarter, at his or her option. Market related revenues in the accompanying financial statements are recognized as earned, not as billed. As of December 31, 1999, the Company has 73 participating physicians in its Marketing Management Program.

Substantial changes to the Company's Marketing Management Program were instituted in the Fall and Winter of 1998. The most important changes were:

* The fee to participate in the program was modified from a fixed $10,000 per month to the three-tiered program described above. Thus, the physicians are now allowed to choose the level of participation with which they are most comfortable.

* The Company's marketing program to the physicians was refocused to emphasize that it adds incremental income to their practices; it is not intended to generate the primary practice income. I.e., the physician cannot easily build a practice around the Company's program. Rather, he or she can fill unused surgical capacity, thus covering overhead more efficiently and adding incremental profits to the base practice

Until these changes were instituted, the Company had experienced greater turnover among its participating physicians than more recently. Specifically, the average monthly number of physicians leaving the program was 14.0 in the December 1998 to February 1999 period, while it was 4.5 during the last six months of 1999.

In addition to the factors previously discussed, the financial limitations the Company experienced beginning in the Fall of 1998, caused it to reduce its physician base in the first half of 1999 to one where it could be assured of meeting its performance standards. The number of physicians participating peaked at 101 at November 30, 1998. At December 31, 1998 and 1999, there were 84 and 73 physicians participating in the Company's program, respectively. >From the low reached in March-April 1999, the company began gradually expanding its physician base as financial resources were available during the remainder of the year.

As a result of the factors in the foregoing discussion, Management does not believe there is an appropriate measure of the historical contract renewal rate among its participating physicians.

As of December 31, 1999, the 73 physicians participating in the Company's Marketing Management Program were located in the following 21 states and Washington D.C.:

                # of Participating
State            Physicians
California         17
New York            7
Texas               7
Florida             6
Pennsylvania        5
Washington, D.C.    1
Massachusetts       3
Connecticut         1
Georgia             2
Illinois            4
Missouri            1
Ohio                3
Tennessee           3
Colorado            2
Hawaii              1
Louisiana           1
Michigan            2
Rhode Island        1
Nevada              1
Wisconsin           1
Utah                1
New Jersey          3

Marketing Program Physician Selection
-------------------------------------
All of the Company's participating physicians are Certified by a Medical Board of one particular specialty or another. These certifications are in their area of specialization, and include, for example, plastic surgery, general surgery, dermatology, ear/nose/throat, facial plastic surgery, otolaryngology, etc.

The majority (90%) of the Company's participating physicians are American Board of Plastic Surgery certified, although this is not a requirement. The Company-imposed requirements on physicians that wish to participate in the Marketing Program are:

* The physician be Board certified in his or her area of specialty and have a current medical license;

* Malpractice insurance of at least $250,000. However, the average malpractice insurance carried by the Company's participating physicians is currently just over $1 million per claim, and $2.7 million in aggregate. The insurance companies providing malpractice insurance have a strong interest in doing detailed underwriting, and have access to information not generally available to the Company. Therefore, Management believes that the relatively high coverage by its physician participants helps to maintain a high quality physician base; and

* A clean or readily explainable record regarding patient complaints with his or her local medical board.

Physicians are recruited into the Company's Marketing Management Program largely via a direct, personal selling effort by a dedicated sales staff, physician members of the Company's Advisory Board, as well as Company officers. In addition, the Company features exhibits at national and regional medical conferences to inform potential physician participants of the benefits of its program.

Marketing Program Consultation Generation
-----------------------------------------
Consumer leads are generated from the Internet, television, radio, print, and direct mail. Prior to mid-year 1999, these leads had been almost entirely in the form of incoming calls into the Company's Teleservices Center. The addition of the Company's Internet marketing activities in late April of 1999 also resulted in leads arriving via either email or registration on the Company's Web site. Leads generated from the Internet are followed up by the Company's Teleservices Representatives (TSRs) via telephone.

A new lead is credit-qualified and either approved or rejected while on the telephone with the TSR. The credit qualification process is a function of the Company's own criteria, including minimum FICA (Fair-Isaac Credit Assessment) scores, open credit, employment tenure, debt ratio etc. However, since the Company does not usually retain final ownership of the loans, it also includes the evaluation criteria of the financial institutions it sells loans to.

If a prospect fails the credit qualification process on his or her own merits, he or she is asked if they can get a co-signer for the loan, and the qualification process is repeated based upon the combined merits of the applicant and co-signer.

Upon credit approval, the prospective patient is then connected (via telephone) by the TSR directly to the nearest participating physician's office, which then schedules an initial, free consultation.

In order to improve and shorten the time from inquiry to performance of a procedure, as well as to maintain control over the number of contractually-bound consultations with the participating physicians, the prospect is initially scheduled into only one physician at a time for consultation.

The selection of the physician's office for a specific prospective patient is done via a Physician Locator screen on the TSR's computer terminal. This computer-aided device is intended to:

* Ensure that the prospective patient is referred to a physician with qualifications appropriate to the prospect's area of interest;

* Balance out patient consultations among the participating physicians; and

* Ensure that the Company's performance standards are being met.

Consumers are not required to participate in the Company's financing program to have access to the Company's free consultation program. Consumers that avail themselves of the Company's free consultation program, but have their own financing abilities, are referred and followed up in the normal manner. Such consultations count toward the Company's contractual performance standards with its participating physicians.

The TSRs receive both initial and ongoing training on the Company's services, credit qualification requirements, and procedures for helping maintain or improve the conversions of incoming inquiries into procedures. At no time does a TSR offer or give medical advice.

Prior to the fourth quarter of 1999, the bulk of the incoming leads were generated via conventional media, particularly television. Based upon tests the Company had been running previously, during the fourth quarter of 1999 Management shifted substantially its emphasis away from its principal use of television to a more balanced use of multiple media types, including the Internet.

This shift resulted in a temporary decline in patient flows during the fourth quarter of 1999 while the new efforts were taking effect. However, although the average media cost per consultation generated for the entire year was approximately $243, the shift in emphasis described above has resulted in material cost improvements in this important metric.

Internet-Related Activities
---------------------------
The Company established its Web presence in the middle of the second quarter of 1999. Since that time, the Company has driven traffic to its Web Site via numerous efforts, including:

* Affiliate and co-marketing arrangements with other Web entities, such as Be Free, Cyber Gold and Commission Junction;
* Television, radio and print advertising; and
* Co-marketing arrangements with women's wear catalogue merchants, general merchandise catalogue merchants and women's wear manufacturers. These particular activities are relatively recent, and it is too early to determine their overall effectiveness..









The following table shows the monthly average number "hits" on the Company's Web site:

thatlook.com, Inc.
Average Monthly Web Site Statistics
(Activity began in April of 1999)

     First       Second       Third       Fourth
     Quarter     Quarter     Quarter      Quarter

Hits   0         184,370    3,683,481    3,682,445

As a result of these activities, the percentage of the Company's leads and physician consultations that originated via its Internet activities has been increasing since these activities began, as shown in the table below:

                          Percent of Selected Activity
                    Originated Via Internet Activities in 1999

                          First    Second   Third   Fourth
                         Quarter  Quarter  Quarter  Quarter

Percent of Total Leads      0%       17%      66%      62%
Percent of Total Scheduled
Patient Consultations       0%       17%      43%      70%


The percent of actual patient consultations coming from the Internet significantly lags the number of leads for two reasons:

1. It is relatively easy for people to "window shop" in an idle manner when browsing the Internet. As a result, leads from this source are, typically, from people who are less far along in their decision-making process than directly called-in inquiries, regardless of origination source. As a result, the Company's experience to date has been that inquiries originated via the Internet typically have a longer gestation period, as individuals consider their choices prior to taking action.

2. Any sharp increase in inquiries takes time to work through the scheduling of appointments with the physicians in the Company's marketing network.

Financing Spread or Loan Commission Generation:
-----------------------------------------------
Under the current operating structure, the Company buys a patient loan from a physician, net of a purchase discount from face value, and resells the loan to a financial institution. The Company warehouses (temporarily owns, typically for 7-10 days) the loans only on a short-term basis, prior to a sale to a financial institution.

The individual patient's credit quality affects the discount at which a loan is purchased from the physician and its institutional resale price. Additionally, different institutions may, over time, vary the rates at which they are willing to purchase loans of a given quality.

Purchase discounts, on sold loans, are recognized as income in the month in which the sale is recorded. Physicians sell loans to the Company, subject to limited recourse. The recourse typically is limited to first payment defaults, fraud, or malpractice by the performing physician.

Finance-Only Program Discussion:
--------------------------------
The Company also offers physicians a finance-only program. As of December 31, 1999, the Company had 33 physicians participating in its finance-only program.

Management believes the finance-only market is substantially more competitive, in terms of both numbers of competitors and interest rates, than the market for its Marketing Management Program. Further, management believes the Company's growth opportunities are fewer in the finance-only market because there is little or no concerted or effective effort being expended to drive patient flow to the physicians' offices under these programs. It is for these reasons that Management has withdrawn from actively pursuing this program, and expects its finance-only business to decline to an immaterial part of its overall business.

Financing Commitments:
----------------------
Since the Company generally does not intend to retain ownership of loans, the ability to place loans is critical to its future success.

The Company currently sells loans to two institutional lenders Monterey Financial in Oceanside, California, and Leasecomm in Waltham, Massachusetts. The commitment from Monterey Financial began in October 1999 and is for a maximum of $1 million per month.

The commitment from Leasecomm began in June, 1998, is for a maximum of $1.5 million per month, a minimum of $500,000 per month, and expired on February 8, 2000. Although the contractual agreements for Leasecomm to purchase loans have expired as of this filing date, Leasecomm continues to purchase loans on a month-to-month basis. All loan agreements give the purchasing institutions the ability to reject loans that do not meet their lending criteria.

The $2.5 million per month commitments described above are three and four times the Company's current loan generation rate. Management believes, therefore, that the Company has adequate loan placement arrangements for the immediate future.

The Company also has a $1 million dollar line of credit with Sterling Financial Services Company in New York, New York. While the outstanding balance on the line-of-credit at December 31, 1999 was approximately $885,000, the Company is unable to borrow the additional balance up to the $1 million dollar limit. The underlying patent notes receivable which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. The Company needs to collect on certain delinquent loans so that the loans count in the "availability" formula. The Company needs to supply Sterling with $110,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. Note, Sterling provided a waiver of this covenant violation through March 31, 2000.



Should any of the financial institutions described above terminate these relationships, the Company may experience serious difficulty placing its loans until alternative purchasers could be found. In recognition of this risk, Management is actively engaged in discussions with other lenders in order to broaden the base of institutions to which it sells loans, and thereby reduce this risk.

Interest Income
---------------
While the Company originally retained ownership of loans it originated, this practice was largely discontinued in the fourth quarter of 1998 when the Company refocused its efforts on being entirely a marketing-based company.

The Company sold approximately 75%, by face value, of the loans in its portfolio during the fourth quarter of 1999. Until or unless the remainder of this portfolio is sold, the Company's income statement will continue to show interest income and interest expense (from the hypothecation of these loans) as this portfolio matures. The interest income and expense to the Company from this portfolio balance each other out, resulting in little or no net revenue or expense to the Company.

As of December 31,1999, management estimates that the average loan life left of the portfolio was 2.6 years.

Employees
---------
As of December 31, 1999 the Company had 48 full-time employees and 10 part-time employees, including its corporate officers. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

The success of the Company, at its current stage of development, depends greatly upon the continued employment of Gerard A. Powell, the Company's President and Chief Executive Officer. While the loss of Mr. Powell's employment would have a material, adverse effect upon the Company, the Company has not purchased "key man" insurance policies on the life of Mr. Powell. However, Management believes the Company's dependency on Mr. Powell's entrepreneurial skills will decline as the business model and systems are refined further.

Competition
-----------
Management is unaware of a business model that is directly competitive to its own. Competition by segment includes Web-based physician referral sites and several finance-only companies.

We can find no single company whose business model is exactly like ours. We do have competitors who provide physician referrals (mostly web based) and we do have competitors who provide short-term monthly payment options. We believe we uniquely provide a constantly renewed stream of financially qualified, willing and able patients to cosmetic physicians.






Physician Referral Web Sites
----------------------------
The Company does not believe Web sites of individual physicians provide material competition to its business model. There are, however, several Web sites that provide listings of plastic surgeons, much like, in Management's opinion, that done in Telephone Company Yellow Pages.

Such Web site listings of plastic surgeons that Management is aware of are:
American's Cosmetic Surgery Specialists(www.acss.com); Plastic Surgery/ Cosmetic Surgery Network(www.plastic-surgery.net,www.cosmetic-surgery.net);
Surgery.com(www.plasticsurgery.com); Topphysician.com(www.topphysician.com).

Cosmetic Surgery Financing
--------------------------
Competition for cosmetic surgery financing is constantly changing, and remains relatively fragmented.

Competition includes the use of credit cards, personal loans at local banks, various consumer finance companies, and a limited number of national providers. These national providers include Unicorn Financial, HealthReady, and MBNA, which provides financing under the auspices of the American Society of Plastic Surgeons (ASPS).

Outsourced Marketing Management Competition
-------------------------------------------
The only material company Management is aware of in this category is USmed.com. Management believes that USmed.com(www.usmed.com): is not an experienced direct response marketer; does not have an established, trained telemarketing sales operation designed to bring qualified 'foot traffic' to the physician's office; and doesn't use a multi-media Internet, radio, TV and direct mail approach to generate leads.

Intellectual Property and Proprietary Rights
--------------------------------------------
The Company believes that its business model, business name, and policies and procedures are proprietary and the Company relies on a combination of contracts and other trade secrets and trademark laws that protect this property. In addition, all employee contracts contain non-disclosure and non-compete clauses.

While the Company owns certain Internet domain names, which the Company believes are protected, the Company is also taking steps to protect its proprietary Internet programs.

Government Regulation
---------------------
Breast Implants
---------------
An estimated 130,000 women in the United States elected to have breast augmentation surgery with saline-filled implants in 1999, despite the lack of a declaration from the United States Food and Drug Administration (FDA) that the implants were safe. Recent press releases included the following information about the FDA and its Medical Devices Advisory Committee:



In 1988, the FDA decided that breast implants needed tougher preclinical and clinical testing prior to marketing. Thus, implants were reclassified from Class II devices to Class III devices. The FDA's Medical Devices Advisory Committee, makes recommendations that the FDA typically follows, but is not bound by the committee's recommendations. On March 2, 2000, the Advisory committee recommended that women getting saline implants be warned that the implants can deflate and require repeated operations. On the same day, the Advisory committee voted unanimously that a small implant maker, PIP/USA of Miami, did not prove its brand of saline implants were safe and effective. The committee rejected PIP's implants largely because the company's study was incomplete. The Advisory committee recommended that the two largest implant manufacturers, McGhan Medical Corporation and Mentor Corporation, both of Santa Barbara, California, be allowed to continue selling their brands of saline implants. The FDA will review the Advisory Committee's recommendations and make decisions on the three manufacturer's products by May 2000.

More than 50% of patients generated from the Company's marketing activities seek breast augmentation surgery. At any time, government regulations could limit the number of manufacturers of implants, or types of implants that can be used. In addition, customer concerns about pending governmental reviews or negative publicity could deter patients, possibly only temporarily, from having breast augmentation surgery.

Internet Privacy
----------------
The Federal Trade Commission (FTC) appears to be emerging as the chief enforcer of Internet regulations, particularly issues related to Internet privacy. A major part of the FTC's statute relates to unfairness and deception, which it believes can be implicated directly in invasions of privacy. The FTC has launched probes of several on-line retailers. Critics have taken issue with on-line retailers plans to match consumers' names and demographic information with anonymous online activity. In addition, Management is aware that the FTC has launched a review of other health-care sites to determine if personal information about their visitors are improperly shared with third parties. While it can give no guarantee, Management does not believe, but remains unsure, if these governmental probes or reviews about privacy will have a material adverse effect on the Company. Our business model does not rely on the sale of information about visitors to our Internet site. Furthermore, the Company has never sold information about its site visitors, nor does it intend to.

The Company plans to sign an agreement in April 2000 with a Verisign, Inc. a leading Internet security company, which will make the Company's web-site, a secure site to protect visitors' information, such as health and credit information.

State Licensing and Federal and State Lending Regulations
---------------------------------------------------------
Elective Investments, Inc. currently purchases patient notes receivable from physicians who perform surgeries on patients that reside in various states. In some cases, a patient may reside in one state and have surgery by a physician in a neighboring state. Based upon our counsel's advice, we require the lending documents to be prepared according to the laws of the patient's state of residency. In addition to Federal lending regulations, the purchase of notes receivable in various states is subject to each states laws and licensing statutes. The Company filed a licensure plan with the Plan of Reorganization filed on Form 8-K filed with the Commission on May 12, 1999, and as amended May 24, 1999 and July 14, 1999, which is incorporated herein by reference.

Item 2. Properties:
-------------------
In March 2000, the Company signed a new lease for approximately 8,000 square feet of office space in Stroudsburg, Pennsylvania for three years until March 2003, with an option to extend the lease for two additional years. The Company plans to complete its relocation in April 2000. Management estimates that the new office space can accommodate approximately 50% more employees than the Company currently employs. Previously, the Company leased 5,831 square feet of office space at approximately $10.60 per square foot in East Stroudsburg, Pennsylvania.

The Company leased space beginning July 1998 for Elective Investments, Inc. in Marshalls Creek, Pennsylvania. This office was approximately three miles from the East Stroudsburg office. In August of 1999, the Company reduced its head count, and simultaneously moved the Elective Investments, Inc. personnel back to East Stroudsburg. The space has been re-leased and the Company has no further lease obligations for the Marshalls Creek office.

Item 3 Legal Proceedings:
-------------------------
Active Litigation; Defendant
----------------------------
On May 5, 1998, the Company entered into an agreement with Tenenbaum's Travel Service, Inc. to borrow $200,000 with an interest rate of 15% per annum, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At December 31, 1999 the balance due on this note was $180,000. The note is personally guaranteed by a principal shareholder. At December 31, 1999, the Company was in default under this note and the payee instituted a lawsuit for repayment of the balance plus interest. The Company has countersued claiming inadequate performance in providing inbound teleservices. There is a Complaint in Confession of Judgment and Confession of Judgment were filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania (Case #250-L-1999). The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com (f/k/a Cooperative Images, Inc.) on February 19, 1999, in the amount of $202,550.00, plus interest and costs until paid. Thatlook.com has filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999 (Case #250-L-1999). This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. Consequential damages in the potential Counterclaim are in excess of the liability. A hearing has been scheduled during the second quarter of 2000.

A Complaint in Confession of Judgment and Confession of Judgment in Ejectment (Case #9077-Civil-1999) were filed by Pocono Services for Families and Children against thatlook.com, Inc. in the Court of Common Pleas of Monroe County, Pennsylvania, on December 16, 1999 for possession of the leased premises known as The Flick Building, located at 210 West Fourth Street, East Stroudsburg, Pennsylvania. thatlook.com, Inc. filed a petition to Strike Off and/or Open Judgment by Confession (Case # 8547-Civil-1999) on January 18,2000. Subsequently, the cases were withdrawn and the landlord agreed to extend the lease until April 2000. The Company signed a lease at a new location and plans to complete its relocation in April 2000. See "Properties."

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters came up for a vote of stockholders in the fourth quarter of 1999.

Part II.
--------

Item 5.  Market for Common Equity and Related Stockholders Matters
------------------------------------------------------------------

Market Information
------------------
The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board market under the symbol "THAT" (and "LOOK" from April 29, 1999 the date of the recapitalization until July 2, 1999, when the symbol was changed).

The following table sets forth the approximate high and low closing sales prices per share as reported by the Over-The-Counter Bulletin Board market for the Company's Common Stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions.

                     STOCK QUOTATIONS (*)

Fiscal Quarter                          High           Low
--------------                          -----         -----
Quarter Ended March 31, 1998             **             **
Quarter Ended June 30, 1998              **             **
Quarter Ended September 30, 1998         **             **
Quarter Ended December 31, 1998        25.00           1.00
Quarter Ended March 31, 1999            1.00           1.00
Quarter Ended June 30, 1999            11.00           1.00
Quarter Ended September 30, 1999        4.19           2.50
Quarter Ended December 31, 1999         2.65           2.19

* - The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more that five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" of common stock of the Company. A significant portion of the "restricted" shares will be eligible for resale under Section 144 rules, beginning April 29, 2000, which is one year after the April 29, 1999 recapitalization.

** - Prior to the April 29, 1999 recapitalization, the Company's common stock last traded July, 1989 in the "Pink Sheets" published by the National Quotation Bureau, Inc. These amounts reflect a retroactive restatement for a 1 for 150 reverse stock split.

Holders
-------
The number of record holders of the Company's securities as of March 29, 2000 is approximately 450.




Sales of Unregistered Securities
--------------------------------
Prior to the April 29, 1999 Agreement and Plan of Reorganization (the "Plan"), which was accounted for as a recapitalization, there were no sales of any securities of the Company prior to September 30, 1998 for the past three years. The Plan was filed with the Commission on May 12, 1999 on Form 8-K, and amended May 24, 1999 and July 14, 1999. The Plan is an exhibit to the Company's Current Report and is incorporated herein by reference.

Following the recapitalization until the date of this report, the Company sold 4,828,845 shares of common stock and 2,796,000 warrants for cash and conversions of debt obligations. In addition, the Company executed convertible debt agreements, which allow the payee to convert the debt obligation to shares of unregistered, restricted common stock.

The following table reflects the sales of unregistered, restricted shares of the Company's common stock following the recapitalization:

                                   Date        Number of        Aggregate
    Name(4)                      Acquired        Shares        Consideration
    ----                         --------        ------        -------------
Allen Stern                       4-29-99       458,032         $1,500,000
Gerard A. Powell (1)              4-29-99         7,541             38,000
Saul Epstein (1)                  6-29-99        60,682             78,571
Richard H. Gwinn (1)              6-29-99       110,332            142,858

Harvey Kimmel                     6-29-99        60,682             78,571
Creative Business Planning, Inc.  8-01-99        25,000             26,950
Howard Sutkin, M.D.               8-12-99         3,252              3,150
APUS Capital Corporation          8-13-99        12,500             18,750
Ronald K. Gilmer, M.D.           08-26-99         2,305              3,345
Lawrence T. Simon (1)            08-30-99       400,000            600,000
Ronald K. Gilmer, M.D.           09-02-99         2,304              2,150
Ronald K. Gilmer, M.D.           09-09-99         1,608              1,500
Richard A. Joseph, M.D.          09-15-99         3,752              3,500
Richard A. Joseph, M.D.          09-15-99         3,618              3,375
Ronald K. Gilmer, M.D.           09-17-99         2,304              2,150
Ronald K. Gilmer, M.D.           09-23-99         2,304              2,150
Ronald K. Gilmer, M.D.           09-28-99         1,286              1,200
Gina Prisinzano                  10-04-99         2,000              3,000
Neil Crisci                      10-04-99         2,000              3,000
Mary Ann Freeby                  10-04-99         2,000              3,000
John A. Coyle                    10-04-99         2,000              3,000
Julian Henley M.D.               10-07-99         4,245              5,850
Ronald K. Gilmer, M.D.           10-21-99         3,185              2,150
Ronald K. Gilmer, M.D.           11-19-99         2,444              1,650
Gerard A. Powell (1)(3)          12-31-99       796,000            199,000
Lawrence T. Simon (1)(3)         12-31-99     2,000,000            500,000
MicroFinancial, Inc.             12-31-99       503,723            503,723
Gerard A. Powell (1)             12-31-99       226,118            226,118
Vincent J. Trapasso (1)          12-31-99        27,628             27,628
Stuart Guskind (2)               03-09-00       100,000            150,000

(1) Beneficial owner reported in Item 11.

(2) Purchased shares after December 31, 1999.

(3) Includes one warrant for each share of common stock.

(4) Management believes each of the foregoing persons or entities was either an "accredited investor", or a "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information regarding the Company prior to the offer, sale or issuance of these "restricted securities". The Company believes these shares were exempt from the registration requirements of the Securities Act of 1933, as amended(the "1933 Act"), pursuant to Section 4(2) and/or 3(b)thereof.

Dividends
---------
The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions, other than cash flow, limiting the Company's ability to pay dividends on its securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Background
----------
thatlook.com, Inc.(TLC), formerly known as Cooperative Images, Inc. TLC was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing through radio, television and the Internet. TLC's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, TLC refers the patients generated from its marketing programs to participating physicians who pay TLC a monthly marketing fee.

Elective Investments, Inc., (EII), was incorporated on November 26, 1996. EII prepares financing packages for creditworthy patients of physicians. A substantial portion of the resulting receivables between the physicians and the patients are purchased by EII from the physicians. It also pre-screens patients interested in cosmetic surgery for creditworthiness for physicians who generate their own patients separately from TLC's marketing programs.

On January 25, 1999 Cooperative Images, Inc. changed its name to thatlook.com, Inc. by filing an amendment to its certificate of incorporation. In April, 1999, Elective Investments, Inc. (EII), a Pennsylvania corporation, became a wholly-owned subsidiary of TLC when all its shareholders contributed their respective shares of capital stock to TLC.

On April 29, 1999 TLC completed a reverse merger with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc., in exchange for 9,999,000 "restricted" shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC is deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and EII its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, a Nevada corporation and TLC's parent company, changed its name to thatlook.com, Inc. (the "Company") on July 23, 1999, to reflect the name of the principal operating business.




Overview
--------
Management believes that it has made significant progress during 1998 and 1999, particularly since the Fall of 1999, to improve the Company's results of operations and financial position. First, to generate patients for physicians more cost effectively, the Company switched from primarily television advertising to print advertising (e.g. magazines), Internet marketing, and co-marketing arrangements with women's wear catalogues. Second, the Company added a three-tiered pricing structure for the marketing program. This new pricing structure enabled the Company to tailor its marketing efforts to a physician's expectations and the physician's individual geographical market. Third, a new lender started to purchase patient notes receivable in the Fall of 1999, which increased revenue dollars and yield on loans sold. Fourth, the Company reduced its staff size and other operating expenses, through cost-reduction programs and improvements in operational efficiencies. For example, a predictive-dialer was installed, which improved the efficiency of our in-bound and out-bound call management systems. Fifth, the Company restructured its balance sheet, which significantly reduced high, interest-rate, debt.

Plan of Operation - Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $2,934,307 and $3,599,051 in 1999 and 1998 respectively, which represented a decrease of 18%. The decrease relates primarily to the Company's decision to reduce the number of physicians in its marketing program and the switch to a three-tiered pricing structure. These reductions and pricing changes were made to optimize the number of patients that were generated for the physicians, compared to the advertising expenses incurred. These changes enabled the Company to implement a more flexible marketing program that could be implemented more effectively for physicians new to the program and physicians located in smaller media markets. The number of physicians decreased from a high of 101 at November 30, 1998 to 73 at December 31, 1999, which represented a 27% decline from its peak.

Gains on sale of notes receivable were $1,110,978 and $609,037 in 1999 and 1998 respectively, which represented an increase of 82%. In August 1998, the Company started to sell the majority of its loans rather than borrow on lines-of-credit, which were collateralized by the loans. Loan volume decreased in the Fall of 1999 due to changes in the number of physicians and the transition to new marketing media. This volume reduction was offset, in part, by a higher yields on loans sales, as a percentage of face value. The yield, as a percentage of face value, decreased to 11.8% in 1999 from 23.8% in 1998. Management believes that the yield for the upcoming year will be similar to 1999.

Interest income was $1,100,817 and $1,334,988 for 1999 and 1998 respectively, which represented a decrease of 18%. Two issues explain the decrease. First, the Company's decision to sell loans, as previously discussed, means that the underlying loan portfolio decreases over time, since few loans are added to the portfolio. Second, as part of a restructuring agreement, approximately $3.3 million dollars of patient loans were taken back on November 30, 1999 by a finance company. The finance company had previously advanced funds on a line of credit to purchase the loans. Had these patient loans remained in the Company's portfolio, December's 1999 interest income would have been higher by approximately $55,000.

Other revenue increased $195,592, to $266,296 from $70,704 in 1999 and 1998, respectively. A non-recourse fee program, which started in March of 1998, generated the additional revenue. Physicians that participate in this non-recourse fee program pay $95 per loan to protect against loan chargebacks to the physicians. Without the non-recourse program, a physician's contract obligates the physician for a loan where a patient fails to make a first payment, or if a patient claims malpractice. Recourse fees were $228,689 and $41,491 in 1999 and 1998, respectively.

Expenses
--------
Media, advertising and promotional fees were $1,539,911 and $2,624,005 in 1999 and 1998 respectively, which represented a decrease of 41%, because the Company placed less media in 1999 for two primary reasons. First, from January to June of 1999, the Company's financial resources were limited, which restricted the amount of total media expenditures. When the Company switched to new media brokers in the second quarter of 1999, the Company was forced to try to establish credit with new television stations. Previously, the Company had six-month credit terms with its primary media broker. The new brokers and stations required cash-in-advance, or significantly less favorable credit terms. In short, the switch to untested time slots at new stations, and restrictive credit terms further limited the Company's ability to place media. Starting in August 1999, a new investor began providing capital, in part, to support the media program. Second, during the third quarter, the Company shifted its media focus to the Internet and other more cost effective media sources. In the first quarter of 2000, management has been encouraged by the response rates from new print media, for example, magazines. In some cases, the media cost, to generate patients for office visits with the physicians is 50% below past television expenses, on a per patient basis.

Payroll expenses for sales and marketing personnel was $991,248 and $1,302,324 in 1999 and 1998 respectively, which represented a decrease of $311,076, or 24% lower. Staff reductions in the second half of 1999 led to this decrease. The Company made the reductions because it was over staffed based upon its volume of business and gains in operational efficiencies. For example, the Company installed a predictive dialer to improve the efficiency of its in-bound and out-bound call management systems and related payroll expenses.
The Company continues to save approximately 40% of payroll costs for telephone service representatives. In addition, fewer physicians in the marketing program required less staff members.

Telephone expenses for sales and marketing decreased to $201,418 from $366,194 in 1999 and 1998 respectively. The decrease relates primarily to the installation of the predictive dialer and approximately 40% more efficient telephone talk and hold times. These telephone expenses also declined due to less advertising and patients generated.

Credit bureau expense was $125,742 and $222,670 in 1999 and 1998 respectively, which represented a decrease of $96,928. First, the Company negotiated a lower cost per credit report with the credit bureau, and eliminated extra charges for special features on the credit reports, which were only needed for select applicants. Second, in June of 1999, the Company started to use a finance company's credit-scoring model, which retrieves credit information from three credit bureaus, which is referred to as a merged report. Using the finance company's credit scoring model significantly reduced the Company's credit bureau cost. However, in September 1999, the finance company decided to reduce its own credit expenses by limiting our use of its credit reports. They now allow us to retrieve credit reports after a patient schedules an appointment with a physician. We no longer use the finance company's credit scoring reports as a pre-screening tool when a patient first responds to an ad or commercial. We use our own credit report, which costs the Company more. Based on these new restrictions, we anticipate that the credit bureau expenses will increase as a percentage of revenue in the future. In addition, if the Company decided to purchase a merged report, credit expenses will increase even more.

Rent and utilities expenses were $121,966 and $94,136 in 1999 and 1998
respectively, a $27,830 increase.   A new lease for Elective Investments, Inc.
personnel caused the increase. Elective Investments, temporarily rented a separate location from August of 1998 until November 1999, which cost approximately $3,400 per month. While the Company is no longer responsible for the $3,400 per month lease, it signed a new lease which starts April 1, 2000. The new office space has approximately 40% more square feet of work space. Rent expense will increase an estimated $3,000 per month depending on utility costs, compared to the old building lease.

Payroll expenses for general and administrative personnel remained relatively flat, at $1,040,299 and $1,055,055 for 1999 and 1998 respectively. In
December 1999, the Company reduced its staffing levels to more cost effective levels. Less doctors in the marketing program and a smaller loan portfolio require less support staff such as loan collections and servicing personnel.

Other general and administrative expenses were approximately the same during 1999 and 1998. Management believes that this category, which includes depreciation expense, will increase in the upcoming year. The second half of the predictive dialer project included the installation of a new database to manage the data that the employees collect from patient applications. In January 2000, the capitalized amount of the database project was almost $129,000. In addition, the new database replaced older databases used in other departments, and provided better access across various departments. Management expects to make additional capital investments and incur related depreciation expense for enhancements to its web site in the upcoming year.

Interest expense increased because of the higher outstanding balance on the Company's lines of credit and new debt incurred by the Company. Interest expense related to the line of credit will decrease significantly in calendar 2000, due to the restructuring of the notes receivable and line-of-credit previously discussed.

Liquidity and Capital Resources
-------------------------------
During 1999 and the first quarter of 2000, investors contributed approximately $1.7 million in cash for shares of the Company's common stock, and an additional $275,000 in short and intermediate term convertible debt. These investments helped to fund the transition from our prior primary media broker to new media brokers in 1999, and the transition to print media in 2000.
While the prior broker provided six-month credit terms, the Company could obtain only small amounts of credit from other media brokers or from television stations directly. In short, the Company had to pay cash in advance. The new capital also funded the transition to print media, which typically must be paid six weeks before the ads hit the newsstands.

Debt to equity conversions of $2.8 million dollars reduced the Company's principal and interest obligations as well as amounts owed to physicians for loan purchases, attorneys and consultants. The restructuring of the notes receivable and the line-of-credit with a finance company, combined with other debt conversions of shareholder loans, will save more than $90,000 per month in high interest rate debt.

The Company's corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. If the Company held a loan until maturity, the purchase discount would be earned ratably over the term of the loan. The Company's desire to show positive operating results and cash flow constraints require the Company to sell loans. Should the Company not be able to sell the loans, earnings would be adversely affected.

Two finance companies currently purchase the majority of the Company's loans. In 1998 and 1999, the Company also placed loans on a line-of-credit with a bank, based mostly upon the availability of the line-of-credit. Should the Company not be able to sell all of its loans or place the loans on a line-of-credit, marketing revenues would also be adversely affected.

As part of a December 31, 1999 restructuring agreement, the Company and a finance company agreed that the finance Company would take back and service the underlying patients' notes receivable that collateralized their line-of-credit. On December 31, 1999, the finance company applied the value of the notes receivable, (net of the allowance for doubtful accounts) of approximately $3.3 million to the outstanding balance of their line-of-credit. A shortfall in the value of the collateral of $1,873,297 was converted into a convertible subordinated debenture (Note 9).

In addition, the finance company agreed to convert $503,723(accrued interest of $255,000 and recourse obligations of $248,723) of other obligations of the Company to equity at one dollar per share. Additionally, as a required part of the restructuring, two major shareholders of the Company agreed to convert their $240,941 of shareholders' loans and accrued interest to common shares at one dollar per share. One of these shareholders also agreed to purchase, and convert to equity at one dollar per share, a $12,805 note payable and accrued interest from the finance company. The finance company was granted full piggyback registration rights on the shares issued to satisfy the above obligations, along with the shares underlying the Convertible Subordinated Debenture, if the Company executed a substantial, underwritten secondary offering. Substantial means an offering resulting in net proceeds to the Company of $10 million or more.

The Company also has a $1 million dollar line of credit with Sterling Financial Services Company in New York, New York. While the outstanding balance on the line-of-credit at December 31, 1999 was approximately $885,000, the Company is unable to borrow the additional balance up to the $1 million dollar limit, since the underlying patient notes receivable which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. The Company needs to collect on certain delinquent loans so that the loans count in the "availability" formula. The Company needs to supply Sterling with $110,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. Note, Sterling provided a waiver of this covenant violation through March 31, 2000.


Management is currently seeking additional finance companies that want to purchase loans. We believe that additional finance companies will create a more competitive environment that will maintain or improve the yield on loan sales. Typically, the finance companies due diligence includes the analysis of the Company's financial statements. Even if the finance companies are interested in purchasing loans, often, the stockholders' deficit is a deterrent.

To satisfy the need for a stronger balance sheet and additional operating capital, in February 2000, the Company signed a three-year agreement with an investment banker to raise a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. The investment banker's agreement includes an initial fee of $12,000 and $12,000 per calendar quarter commencing March 1, 2000, payable following the $5 million dollar minimum equity raise. As an inducement to enter into the agreement, the Company also agreed to issue 750,0000 warrants to purchase the Company's common stock to the investment banker. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars, to issue up to a maximum of 2,250,000 warrants.

In addition to capital investments, the Company's working capital depends greatly on generating the contractually obligated number of patients for physicians and recent cost reduction programs. Positive results from new print media have reduced the per patient costs to generate patient responses by 50%.

While better short-term operating results are beneficial, Management believes that the Company needs additional capital to develop the critical mass that will present a barrier to entry for other competitors. Equally important, additional capital will provide the resources to improve the efficiency of the business systems and business model for the Company, and the physicians. Additionally, capital investments will provide the resources that will enable the Company to pursue orthodontics and cosmetic dentistry, hair replacement, and elective corrective eye surgery.

Cautionary Statement on Forward-Looking Statements:
---------------------------------------------------
Except for the historical information contained herein, certain of the matters discussed in this annual report on Form 10-KSB are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of physicians, changes in Food and Drug Administration regulations for breast implants, changes in the Federal Trade Commissions regulations on Internet privacy, competing effectively with existing and potential competitors and changes in interest rates.

Item 6a Quantitative And Qualitative Disclosures about Market Risk:
-------------------------------------------------------------------
Elective Investments, Inc. currently purchases notes receivable contracts from cosmetic physicians. The contracts include the highest statutory interest rate allowed by the governing state laws.

The Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased competition from other finance companies, which could have a material adverse effect on the Company's financial results.

Item 7. Financial Statements
----------------------------

         Management's Responsibility for Financial Reporting

         Independent Auditors' Report

         Financial Statements:

           Consolidated Balance Sheet at December 31, 1999

           Consolidated Statement of Operations for year ending
           December 31, 1999 and December 31, 1998

           Consolidated Statement of Stockholders' Deficiency for year ending December 31, 1999 and December 31, 1998

           Consolidated Statement of Cash Flows for year ending
           December 31, 1999 and December 31, 1998

         Notes to Financial Statements

Management's Responsibility for Financial Reporting
--------------------------------------------------

The Company's management is responsible for the preparation of the Consolid-ated Financial Statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this form 10-KSB. In preparing the Consolidated Financial Statements, management makes informed judgements and estimates of the expected effects of events and transactions that are currently being reported.

Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Company is subject. The internal controls process is continuously monitored by direct management review.

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's Consolidated Financial Statements and this system of internal accounting controls.

The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets annually with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent accountants have full access to the Audit Committee.

/s/ Gerard A. Powell                               /s/ Marvin P. Metzger
--------------------                               ---------------------
Gerard A. Powell                                   Marvin P. Metzger
Chief Executive Officer                            Chief Financial Officer

                                                                   F-1.

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


Board of Directors
thatlook.com, Inc. and Subsidiaries
East Stroudsburg, Pennsylvania


We have audited the accompanying consolidated balance sheet of thatlook.com, Inc. and Subsidiaries("the Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




                                                LAZAR LEVINE & FELIX LLP

New York, New York                              /s/ LAZAR LEVINE & FELIX LLP
February 4, 2000, Except for Note 14,
which is dated March 9, 2000.

                                                                   F-2.

                              thatlook.com, Inc.
                               and Subsidiaries
                              ------------------

                                 -CONTENTS-


                                                                  Page (s)
                                                                  --------

         Management's Responsibility for Financial Reporting         F-1.

         Independent Auditors' Report                                F-2.

         Financial Statements:

           Consolidated Balance Sheet                                F-3.

           Consolidated Statement of Operations                      F-4.


           Consolidated Statement of Stockholders' Deficiency        F-5.

           Consolidated Statement of Cash Flows                      F-6.-7.

         Notes to Financial Statements                               F-8.-22.

                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheet
                           --------------------------
                                December 31, 1999
                                -----------------
                                 -ASSETS-

Cash                                                     $   63,471
Accounts receivable - finance company                        73,827
Accounts receivable, net of allowance for
  bad debts of $25,465                                       75,672
Notes receivable, net of allowance for uncollectible
  notes of $200,932 (Notes 4 and 8)                       1,094,122
Interest receivable                                          22,903
Loan receivable, shareholder (Note 12)                       14,000
Subscription receivable (Note 5)                            300,000
Prepaid expenses and other assets                           337,611
Fixed assets - net (Notes 6 and 10)                         370,506
                                                         ----------
                                                         $2,352,112
                                                         ==========
            - LIABILITIES AND STOCKHOLDERS' DEFICIT -

Notes payable (Note 7)                                   $  203,000
Lines-of-credit payable (Note 8)                            885,367
Convertible subordinated debenture (Note 9)               1,873,297
Accounts payable                                            688,143
Accrued expenses (Note 7)                                   285,473
Capital lease obligations (Note 10)                          61,064
Payroll and payroll taxes payable                            45,600
Provisions for recourse obligation (Note 13)                113,052
Other liabilities                                           150,443
                                                         ----------
                                                          4,305,439
                                                         ----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 13)

STOCKHOLDERS' (DEFICIT) (Notes 11 and 12):
 Common stock, $.001 par value, 50,000,000 shares
  authorized, and 15,880,874 shares
  issued and outstanding                                     15,881
 Additional paid-in-capital                               4,258,276
 Accumulated deficit                                     (6,227,484)
                                                         ----------
                                                         (1,953,327)
                                                         ----------
                                                         $2,352,112
                                                         ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                            Page F-3.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
                For Years Ended December 31, 1999 and 1998
                ------------------------------------------
                                                  1999         1998
                                                  ----         ----
REVENUE:
  Marketing fees                              $ 2,934,307  $ 3,599,051
  Gain on sale of notes receivable              1,110,978      609,037
  Interest from patient financing               1,100,817    1,334,988
  Other                                           266,296       70,704
                                              -----------  -----------
TOTAL REVENUE                                   5,412,398    5,613,780
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion              1,539,911    2,624,005
  Payroll and payroll taxes                       991,248    1,302,324
  Telephone                                       201,418      366,194
  Credit reporting services                       125,742      222,670
  Other                                           118,298      193,079
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES              2,976,617    4,708,272
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                               121,966       94,136
 Payroll and payroll taxes                      1,040,299    1,055,055
 Professional and consulting                      600,968      597,409
 Other                                            606,308      557,306
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       2,369,541    2,303,906
                                              -----------  -----------

OTHER EXPENSES:
 Interest                                       1,561,386    1,242,057
 Bad debts                                        286,322      321,710
                                              -----------  -----------
TOTAL OTHER EXPENSES                            1,847,708    1,563,767
                                              -----------  -----------
TOTAL EXPENSES                                  7,193,866    8,575,945
                                              -----------  -----------
NET LOSS (Note 3g)                            $(1,781,468) $(2,962,165)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.13) $     (0.27)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   13,445,360   11,009,846
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 Page F-4.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
              Consolidated Statements Of Stockholders' Deficit
              -----------------------------------------------
                 For Years Ended December 31, 1999 and 1998
                 ------------------------------------------

                   Common Stock (1)
                 ----------------------
                             Stated/Par   Paid-in    Accumulated
                   Shares      Value     Capital      Deficit       Total
                 ----------   -------   ---------  ------------  -----------
Balance at
Jan. 1, 1998     11,009,846   $11,010    $290,002  $(1,483,851)  $(1,182,839)
 Net loss             -          -          -       (2,962,165)   (2,962,165)
                 ----------   -------   ---------  -----------   -----------
Balance at
Dec. 31, 1998    11,009,846   $11,010    $290,002  $(4,446,016)  $(4,145,004)
 Issuance of
  common stock
  for cash        2,086,154     2,087   1,013,913         -         1,016,000
 Recapitalization
  costs               -           -      (153,297)        -          (153,297)
 Conversions of
  debt for
  common stock    1,584,874     1,584   2,823,858         -         2,825,442
 Subscription
  receivable(2)   1,200,000     1,200     283,800         -           285,000
 Net loss            -            -          -       (1,781,468)   (1,781,468)
                 ----------   -------  ----------   -----------   -----------
Balance at
Dec. 31, 1999    15,880,874   $15,881  $4,258,276   $(6,227,484)  $(1,953,327)
                 ==========   =======  ==========   ===========   ===========

(1) - Reflects retroactive restatement for periods presented prior to the April 29, 1999 recapitalization (Note 1).

(2) -  Net of issuance costs of $15,000.

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 Page F-5.

                      thatlook.com, Inc. and Subsidiaries        Page 1 of 2
                      -----------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                   For Years Ended December 31, 1999 and 1998
                   ------------------------------------------
                                                      1999           1998
                                                      ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(1,781,468)   $(2,962,165)
 Adjustments to reconcile net loss to net
 cash (used) in operating activities:
  Depreciation                                       100,284         55,294
  Loss on sale of fixed assets                           512           -
  Bad debts                                          286,322        321,710
 Changes in assets and liabilities:
  Decrease (Increase) in accounts and
  interest receivable                                 98,735       (240,496)
  (Increase) in other assets                        (105,535)      (239,532)
  Increase in accounts payable                       205,392        325,459
  (Decrease) in accrued expenses                      (5,715)      (207,138)
  (Decrease) Increase in payroll and payroll
  taxes payable                                      (77,327)        18,120
  Increase in other liabilities                      185,119      1,733,957
                                                  ----------    -----------
Net cash (used in) operating activities           (1,093,681)    (1,194,791)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable purchased                       (7,300,213)    (6,836,669)
 Notes receivable sold                             6,831,077          -
 Proceeds from collection of notes receivable      2,376,090      1,976,597
 Proceeds from sale of fixed assets                      650          -
 Acquisition of fixed assets                         (58,396)      (241,557)
                                                  ----------    -----------
   Net cash provided by (used in) investing
   activities                                      1,849,208     (5,101,629)
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings(repayments)on lines-of-credit     (2,108,788)     6,005,808
 Borrowings from shareholders                        228,947        200,000
 Borrowings of other debt                             45,000        383,198
 Repayments of notes payable                         (75,555)      (137,478)
 Issuance of common stock                          1,016,000           -
                                                  ----------    -----------
   Net cash (used in) provided by financing
   activities                                       (894,396)     6,451,528
                                                  ----------    -----------
NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS  (138,869)       155,108
 Cash and cash equivalents, beginning of year        202,340         47,232
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $   63,471    $   202,340
                                                  ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                   Page F-6

                    thatlook.com, Inc. and Subsidiaries            Page 2 of 2
                    -----------------------------------
                 Consolidated Statements of Cash Flows
                 -------------------------------------
              For Years Ended December 31, 1999 and 1998
              ------------------------------------------
                                                    1999         1998
                                                    ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                       $1,572,643   $1,192,558
                                                 ==========   ==========
  Taxes                                          $    -       $    -
                                                 ==========   ==========
 Acquisition of equipment under
  capital leases                                 $    -       $   60,399
                                                 ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 Page F-7
                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  1  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc.(TLC), formerly known as Cooperative Images, Inc. TLC was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing through radio, television and the Internet. TLC's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, TLC refers the patients generated from its marketing programs to participating physicians who pay TLC a monthly marketing fee.

Elective Investments, Inc., (EII), was incorporated on November 26, 1996. EII prepares financing packages for creditworthy patients of physicians. A substantial portion of the resulting receivables between the physicians and the patients are purchased by EII from the physicians. It also pre-screens patients interested in cosmetic surgery for creditworthiness for physicians who generate their own patients separately from TLC's marketing programs.

On January 25, 1999 Cooperative Images, Inc. changed its name to thatlook.com, Inc. by filing an amendment to its certificate of incorporation. In April, 1999, Elective Investments, Inc. (EII), a Pennsylvania corporation, became a wholly-owned subsidiary of TLC when all its shareholders contributed their respective shares of capital stock to TLC.

On April 29, 1999 TLC completed a reverse merger with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc., in exchange for 9,999,000 "restricted" shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC is deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and EII its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, a Nevada corporation and TLC's parent company, changed its name to thatlook.com, Inc. (the "Company") on July 23, 1999, to reflect the name of the principal operating business.

NOTE  2  -  GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 1999 the Company incurred significant losses, which increased the accumulated deficit. The Company's cash decreased by $138,869 during 1999, and liabilities at December 31, 1999 exceed assets by $1,953,327. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank and was in default on one of its notes payable.



                                                                 Page F-8.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  2  -  GOING CONCERN UNCERTAINTY (Continued):

The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Should certain unforseen negative events occur, such as the loss of funding for loan purchases by a lender or accelerated payment terms for loan covenant violations, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

Management believes that it has made significant progress since the Fall of 1999 to enhance its financial position. First, the Company raised approximately $1.5 million from August 1999 through February 2000 in equity financing. Second, financing negotiations led to the conversion of approximately $5.6 million of high interest rate debt, to equity or 5% interest rate debt, which will reduce interest expense approximately $90,000 per month, or over $1 million per year. Offsetting this interest expense savings, will be a reduction of patient loan interest income, net of other associated expenses, of approximately $33,000 per month. Third, late in 1999, the Company switched the majority of its advertising budget from television advertising to magazine advertising. Initial results reflect greater than 50% reduction in current per patient cost to generate patient responses. In addition, the credit quality of the patient's has increased. Fourth, additional staff reductions saved more than $30,000 per month, and other operating expenses were trimmed by more than $15,000 per month. Fifth, the Company added a new lender in 1999, bringing the total lenders to three. Sixth, in February 2000, the Company signed an agreement with a broker and an investment banker to raise a minimum of $5 million dollars of additional equity and to increase the number of lenders that purchase loans from the Company (See Note 14).

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a)    Principles of Consolidation:

The consolidated financial statements include the accounts of thatlook.com, Inc., a Nevada corporation and parent company, and its wholly-owned subsidiary, TLC a New Jersey corporation, and Elective Investments, Inc., its wholly-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Due to the nature of the Company's business, financing elective surgery, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheets.

Certain reclassifications have been made to the 1998 financial statements to conform to the presentation used in 1999.

                                                                 Page F-9
                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (b)    Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

     (c)    Concentration of Credit Risk:

The Company's accounts receivable are from numerous physicians and are not concentrated in any specific geographic region. However, for notes receivable, the primary concentration of credit risk relates to loans purchased from physicians whose patients may not be able to obtain traditional bank financing. The Company purchases loans at a substantial discount to offset anticipated patient defaults on these loans.

The Company maintains cash with various banks. At times such amounts may exceed the FDIC federally insured limits. The Company limits the credit exposure with any one financial institution by periodically reviewing the financial statements of the institution.

     (d)    Notes Receivable:

Notes receivable are purchased from cosmetic physicians at a discount to the remaining principal balance. The purchase discount is credited to the allowance for uncollectible notes receivable, for the estimated losses on the portfolio of loans, which has historically been the full purchase discount. Additional amounts added to the allowance for uncollectible notes receivable are charged to expense. Interest income from financing is accrued, but stops accruing when a patient's payments are delinquent 60 or more days. Notes receivable are written off when patient's payments are delinquent 180 days.

     (e)    Fixed Assets:

Owned fixed assets are valued at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Improvements to leased properties or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter.

Leased property meeting certain criteria are capitalized. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of capitalized leased assets is computed on the straight-line method over the lower of the term of the leases or their estimated productive lives.
                                                                 Page F-10.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (e)    Fixed Assets (Continued):

Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in income.

     (f)    Revenue Recognition:

The Company recognizes marketing fees earned from participating physicians in return for generating credit-qualified patients that have an in-office consultation with the physician.

The Company recognizes gains and losses on the sale of patient notes receivable for the amount received from loan purchasers, less the amount paid to physicians.

For loans not sold, the Company records interest income using the stated interest rate on the note.

      (g)    Income Taxes:

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under this standard, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The tax benefits of the net operating loss since the recapitalization (Note 1) may be realized over the next 20 years. However, based upon historical losses, it is management's belief that it is not "more likely than not" that the deferred tax asset will be realized, and therefore, a valuation allowance has been created to offset the entire deferred tax asset.

     (h)    Cash and Cash Equivalents:

For the purpose of cash flow reporting, cash and cash equivalents include all highly liquid funds with maturities of three months or less.

                                                                Page F-11.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (i)    Media, Advertising and Promotion:

Costs incurred for producing and communicating advertising are generally expensed as incurred, except for production costs and some costs of direct-response advertising. Television and radio commercials are expensed when aired. Magazine advertising costs for customers who could be shown to have responded specifically to the advertising and result in probable future benefits, are reported as prepaid assets, which are amortized over the estimated period of benefits. Production costs are expensed the first time the advertising takes place. For the years ended December 31, 1999 and 1998, advertising costs aggregated $1,539,911 and $2,624,005, respectively.

     (j)    Valuation of Long Lived Assets:

The Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes guidelines for determining fair value based on future net cash flows for the use of the assets and for the measurement of an impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met.

     (k)    Statement of Comprehensive Income:

SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

     (l)    Segment Reporting:

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means of assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets, and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The Company does not have any operating segments as defined by this Statement, and accordingly, no separate information is reported.

                                                               Page F-12.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (m)    Loss per Common Share:

Loss per common share is computed based on net loss divided by the weighted average number of common shares outstanding during the respective years presented. Diluted loss per share is not presented since stock options, warrants and convertible subordinated debenture are anti-dilutive.

NOTE  4  -  NOTES RECEIVABLE:

Notes receivable have historically been purchased from plastic physicians at 50% and 80% of the face amount of the note receivable, and bear interest at 8% to 25% per annum. Repayment terms generally range from 24 to 48 months. Scheduled repayments on the notes are:

     2000                                     $  698,383
     2001                                        636,017
     2002                                        271,563
     2003                                         56,021
     2004                                         34,747
                                              ----------
                                               1,696,731
     Less:
      Interest                                   401,677
      Allowance for uncollectible notes          200,932
                                              ----------
                                              $1,094,122
                                              ==========

Although these are the scheduled collections, based upon past experience, these amounts are not necessarily indicative of the actual cash flows.

NOTE  5  -  SUBSCRIPTION RECEIVABLE:

In December 1999, a principal shareholder subscribed to invest $500,000 for two million shares of common stock. The shareholder invested $200,000 of the subscribed amount in December 1999. The remaining $300,000 was invested in January 2000. The Company accrued $15,000 for stock issuance costs for this transaction.

                                                                Page F-13.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  6  -  FIXED ASSETS, NET:

At December 31, fixed assets were comprised of the following:

     Furniture and fixtures                     $ 58,530
     Equipment                                    86,874
     Computer equipment                          395,060
     Leasehold improvements                       11,419
                                                --------
                                                 551,883
     Less accumulated depreciation               181,377
                                                --------
     Fixed Assets, net                          $370,506
                                                ========

Depreciation for the years ended December 31, 1999 and 1998 aggregated $100,284 and $55,294, respectively.

NOTE  7  -  NOTES PAYABLE:

Note Payable - Teleservices Company:
------------------------------------
On May 5, 1998, the Company entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At December 31, 1999 the balance due on this note was $180,000. The note is personally guaranteed by a principal shareholder of the Company. At December 31, 1999, the Company was in default under this note and the payee has instituted a lawsuit for repayment of the balance plus interest. The Company has countersued claiming inadequate performance in providing inbound teleservices. A judgment in the amount of $202,550 plus accrued interest has been entered against the Company for outstanding principal payments, interest and teleservices invoices. The judgement has been stayed, pending a hearing in the second quarter of 2000. The difference between the $180,000 principal balance and $202,550 judgment and additional accrued interest has been recorded as a liability by the Company and is included in accrued expenses in the financial statements for 1999. The additional expense was reflected in 1998.

Note Payable - Other
--------------------
On June 21, 1999, the Company signed a promissory note for $45,000 that bears interest at 7% per annum. Minimum payments of $7,000 are payable monthly. The balance on the note at December 31, 1999 was $23,000 plus accrued interest. This note was fully paid in January 2000.




                                                                Page F-14.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  8   -  LINES-OF-CREDIT:

The Company utilized lines-of-credit with a bank and a finance company to fund notes receivable purchases during 1999 and 1998. The agreement for the line-of-credit with a finance company was restructured on December 31, 1999.

Line-of-Credit with Bank
------------------------
Line-of-credit with a bank obtained in July 1998 permitting maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (8.75% at December 31, 1999) plus 4%, totaling an annual rate of 12.75% at December 31, 1999. This line-of-credit is collateralized by certain notes receivable and is guaranteed by the Company's principal shareholder. Subsequent to December 31, 1999, the Company was not in compliance with certain of the restrictive covenants and received a waiver through March 31, 2000. The bank reserved the right to enforce the covenants after March 31, 2000. The amount outstanding under this line-of-credit as of December 31, 1999 was $885,367.

Line-of-Credit and Restructuring with Finance Company
-----------------------------------------------------
As part of a restructuring agreement, the finance company decided to take back and service the underlying patients' notes receivable that collateralized their line-of-credit. On December 31, 1999, the finance company applied the value of the notes receivable, (net of the allowance for doubtful accounts) of approximately $3.3 million to the outstanding balance of their line-of-credit. A shortfall in the value of the collateral of $1,873,297 was converted into a convertible subordinated debenture (Note 9).

In addition, the finance company agreed to convert $503,723(accrued interest of $255,000 and recourse obligations of $248,723) of other obligations of the Company to equity at one dollar per share. Additionally, as a required part of the restructuring, two major shareholders of the Company agreed to convert their $240,941 of shareholders' loans and accrued interest to common shares at one dollar per share. One of these shareholders also agreed to purchase, and convert to equity at one dollar per share, a $12,805 note payable and accrued interest from the finance company. The finance company was granted full piggyback registration rights on the shares issued to satisfy the above obligations, along with the shares underlying the Convertible Subordinated Debenture, if the Company executed a substantial, underwritten secondary offering. Substantial means an offering resulting in net proceeds to the Company of $10 million or more.

The line-of-credit with this finance company permitted maximum borrowings of $6,000,000, due on demand, which was increased to $8,000,000 in August 1998, with interest payable at an annual rate of 20%. The amounts outstanding under this line-of-credit, net of the holdback, as of December 31, 1999 were $0, after the restructuring.

                                                                    Page F-15.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE 9 -  CONVERTIBLE SUBORDINATED DEBENTURE:

A Convertible Subordinated Debenture for $1,873,297 was created as part of a restructuring agreement with a finance company (Notes 8 & 9). The debenture bears interest at 5% per annum, with a maturity date of December 31, 2004. The interest is payable monthly. The debenture may be voluntarily converted by the holder into the Company's common stock at $1.00 per share. The Company as the right to prepay any outstanding principal, provided it gives the holder of the debenture 20 days to exercise its voluntary conversion rights. Any shares received as a result of a voluntary conversion are restricted from resale for two years. The debenture includes provisions to adjust the conversion ratio proportionately to avoid dilution, as a result of changes in the Company's par value of its stock, stock dividends, capital reorganization, or other capital events, such as a merger or acquisition.

NOTE  10  - CAPITAL LEASE OBLIGATIONS:

During the year December 31, 1998, the Company obtained property and equipment under capital leases maturing from 1999 through 2002 which are collateralized by the underlying property and equipment. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. Assets under capital leases are included in fixed assets. Lease interest rates range from 12% to 21%.

Minimum future lease payments under these capital leases are:

     Years ending December 31,
     2000                                         $46,096
     2001                                          22,072
     2002                                           5,521
                                                  -------
   Total                                           73,689
   Less: amounts representing interest             12,625
                                                  -------
   Net minimum lease payments                     $61,064
                                                  =======

                                                             Page F-16.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  11  -  STOCK COMPENSATION PLAN AND WARRANTS:

Stock Compensation Plan:
In August 1999, the Company adopted the 1999 Stock Incentive Plan to provide employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company as an incentive to remain in such service. The Company reserved 1,250,000 shares for the incentive plan. The following table summarizes the status of options in the plan to purchase "unresticed,""registered" shares of common stock:
                                                        Weighted Average
                                       Shares             Exercise Price
Granted                               476,875                 $3.44
Exercised                                -                      -
Forfeited                             (96,625)                 3.83
Outstanding at 12/31/99               380,250                  3.41

Weighted Average remaining contractual
life of options outstanding and exercisable       8 years

The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. At December 31, 1999 there were 317,250 options outstanding for employees and officers, which vest 25% on the first anniversary after the grant date, and 2.0833% per month thereafter. At December 31, 1999, there were 63,000 options outstanding for directors, but none were vested. Directors' options vest ratably over three years, after each six-month period of service.

If any change is made to the common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without the Company's receipt of consideration, appropriate adjustments shall be made by the Plan Administrator to protect the interests of the option holders. In the event of any corporate transaction that leads to a change in control, each outstanding option shall automatically accelerate so that each such option shall, immediately prior to the effective date of the corporate transaction, become fully exercisable for the total number of shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully vested shares of common stock

Warrants:
Two principal shareholders invested $700,000 for 2.8 million shares of unregistered, restricted common stock and 2.8 million warrants, with an exercise price of $0.25 per share, to purchase an additional 2.8 million shares of unregistered, restricted common stock. The warrants include provisions for adjustments for certain capital events, anti-dilution protection for securities sales below the trigger price of $0.25 per share, and registration rights.

                                                                    Page F-17.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  11  -  STOCK COMPENSATION PLAN AND WARRANTS (Continued):

Pro Forma Net Loss and Loss Per Share:
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plan or warrants. Had compensation cost for the stock-based compensation plan and warrants been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

1999                                As Reported        Pro Forma
Net loss                            $(1,781,468)      $(1,959,638)
Basic loss per share                     $(0.13)           $(0.15)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate 6.4%, limited marketability discount 40%, weighted average remaining term 8 years, and no dividends. The fair value of the warrants was determined using the following weighted-average assumptions: risk-free rate 6.4%, limited marketability discount 40%, and weighted average remaining term 5 years.

NOTE  12  -  RELATED PARTY TRANSACTIONS:

Senior Promissory Notes Payable - Shareholders:
----------------------------------------------
A $300,000 note payable to a company controlled by three shareholders was converted to equity in June 1999 for 231,696 restricted, unregistered shares of the Company's common stock. The note included interest at 12% per annum. Interest expense for this note for the years ended December 31, 1999 and 1998 was $18,148 and $34,000, respectively.

Demand Notes Payable - Shareholders:
------------------------------------
On March 13, 1999, a principal shareholder loaned $25,000 to the Company. The note was payable on demand and called for interest at the rate of 13% per annum. On the same date, another shareholder loaned the Company $25,000 with the same terms as above. On April 7, 1999 an entity owned by a principal shareholder of the Company loaned $170,000 to the Company. The note was payable on demand and also called for interest at the rate of 13% per annum. Interest expense incurred for these three demand notes was $20,941 in 1999. These three demand notes payable were converted to equity as part of the restructuring agreement with the finance company (Note 8).

In May 1999, a $38,000 demand note payable to a principal shareholder was converted to equity for 7,541 unregistered, restricted shares of the Company's common stock. No interest expense was calculated at 12% per annum.


                                                                Page F-18.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  12  -  RELATED PARTY TRANSACTIONS (Continued):

Note Payable - Finance Company:
-------------------------------
In April 1998, the Company signed a demand note with a finance company for $50,000, with interest calculated at 20% per annum. Interest expense incurred for this note was $3,005 in 1999. As part of the restructuring agreement with the finance company (Note 8), a principal shareholder agreed to purchase the outstanding balance payable on the note (principal and interest)of $12,805, and to convert the note payable into 12,805 unregistered, restricted shares of the Company's common stock, effective December 31, 1999.

Notes Receivable - Shareholder:
-------------------------------
The Company is owed $14,000 from one its shareholders. The note bears interest at 13% and is payable upon demand.

Loan Guarantee Fees:
-------------------
A principal shareholder personally guaranteed recourse obligations related to advances received on loan sales with limited recourse, and amounts advanced from lines-of-credit for loan purchases. In exchange for the personal guarantee, the Company agreed to pay a guarantee fee of 1% on all amounts received on loan sales and advances on lines-of-credit. These fees aggregate $61,764 and $103,182 during 1999 and 1998, respectively. This agreement terminated August 1, 1999 and the principal shareholder forgave $25,458 in outstanding fees, which were contributed to equity (Note 8).

Management Agreements:
----------------------
The Company incurred management fees and other related costs to certain officers and shareholders or to entities in which certain officers and shareholders are principals of $158,961 and $196,600 in 1999 and 1998, respectively. The management fees are primarily for marketing consulting services based upon a contract that was terminated November 30, 1999. The management fees earned by three shareholders are for assisting with special projects and specific management decisions. This agreement for three shareholders was terminated, effectively with the issuance the conversion of notes payable to equity.

NOTE  13  -  COMMITMENTS AND CONTINGENCIES:

Office Lease:
----------------
The Company's office lease expired in December 1999. The Company signed a new office lease at a new location and plans to complete its relocation during April 2000 (Note 14). Rent expense for the years ended December 31, 1999 and 1998 aggregated $121,966 and $94,136, respectively.

                                                                Page F-19.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998

NOTE  13  -  COMMITMENTS AND CONTINGENCIES(Continued):


Notes Receivable - Sold
-----------------------
The Company purchases notes receivable from physicians because it generally plans to sell the notes. The Company sold notes receivable of $7,942,055 to a finance company subject to limited recourse. The Company restructured its line-of credit with this finance company on December 31, 1999, which included the transfer of patient note receivable to the finance company to pay down the line-of-credit (Note 8). Additionally, as part of the restructuring, a portion of the recourse obligation was converted to equity. The remaining estimated recourse obligation aggregated $113,052.

The Company also sold $86,383 of patient notes receivable to a new finance company, whose agreement was executed in October 1999. While the sales are subject to limited recourse, the Company recorded the sales net of the recourse obligation, since the Company does not anticipate a return of any of the funds held in reserve for the recourse obligation. The recourse obligation is limited to the funds held in reserve.

Financing Commitments:
----------------------
Since the Company generally does not intend to retain ownership of loans, the ability to place loans is critical to its future success.

The Company currently sells loans to two institutional lenders Monterey Financial in Oceanside, California, and Leasecomm in Waltham, Massachusetts. The commitment from Monterey Financial began in October 1999 and is for a maximum of $1 million per month.

The commitment from Leasecomm began in June, 1998, is for a maximum of $1.5 million per month, a minimum of $500,000 per month, and expired on February 8, 2000. Although the contractual agreements for Leasecomm to purchase loans have expired as of this filing date, Leasecomm continues to purchase loans on a month-to-month basis. All loan agreements give the purchasing institutions the ability to reject loans that do not meet their lending criteria.

                                                                Page F-20.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  13  -  COMMITMENTS AND CONTINGENCIES(Continued):


Legal Proceedings:
------------------
There is a Complaint in Confession of Judgement and a Confession of Judgement was filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations, against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania (Note 7). The judgement was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com (f/k/a Cooperative Images, Inc.) on February 19, 1999, in the amount of $202,550, plus interest and costs until paid. Thatlook.com filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999. This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. Consequential damages in the potential Counterclaim are in excess of the liability. A hearing has been scheduled during the second quarter of 2000. Management intends to vigorously pursue its counterclaim.

In addition to the above, the Company is party to several pending and/or threatened legal proceedings and claims. Although the outcome of such items cannot be determined with certainty at this time, the Company's general counsel and management are of the opinion that provisions made for potential losses are adequate and any further liabilities and costs should not have a material adverse effect on the Company's results of operations or financial position.

NOTE  14  -SUBSEQUENT EVENTS:

Investment Banker and Broker:
-----------------------------
In February 2000, the Company signed a three-year agreement with an investment banker to raise a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. The investment banker's agreement includes an initial fee of $12,000 and $12,000 per calendar quarter commencing March 1, 2000, payable following the $5 million dollar minimum equity raise. As an inducement to enter into the agreement, the Company also agreed to issue 750,0000 warrants to purchase the Company's common stock to the investment banker. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars, to issue up to a maximum of 2,250,000 warrants.

These warrants are exercisable at $2 per common share for a five-year period following the date of the agreement. The agreement includes anti-dilution provisions, registration rights, and cashless exercise provisions. Upon consummation of the $5 million equity raise, the investment banker is also entitled to designate a member of the Board of Directors of the Company.

                                                                 Page F-21.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 1999 and 1998
                             --------------------------

NOTE  14  -  SUBSEQUENT EVENTS (Continued):

Investment Banker and Broker (Continued):
-----------------------------------------
The Company also signed an agreement with the broker who introduced the investment banker, referred to above. The broker is entiltled to receive fees equal to 2.5% of those fees received by the investment banker, and 280,000 warrants to purchase shares of the Company's common stock with identical terms as the investment banker's agreement.

Intermediate and Short-Term Convertible Debt:
---------------------------------------------
In January and February 2000, a principal shareholder agreed to invest $200,000 as intermediate-term convertible debt, in two separate $100,000 transactions. Each note bears interest at 12% per annum, and is payable with accrued interest in 18 months from the issuance date. The first $100,00 note may be converted, at the holder's option, into unregistered, restricted common shares at the lowest of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of issuance, as of the date of conversion, or at the lowest rate at which new equity investors invest. The second $100,000 note may be converted, at the holder's option, into common shares at the lower of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of conversion or the lowest rate at which new equity investors invest, with a minimum conversion price of $1.50 per share. Each note is callable by the Company after six months from the date of its issuance.

In February 2000, three shareholders agreed to invest a total of $75,000 as short-term debt that bears interest at 12% per annum for a period of 100 days. If the Company is unable to redeem these notes at maturity, the holders may convert, at their option, the short-term notes into intermediate-term convertible notes on the same basis and terms as described immediately above for the second of the two notes issued.

New Office Lease
----------------
In March 2000, the Company signed a new lease for office space for three years until March 2003, with an option to extend the lease for two additional years. The minimum annual rent is $83,200 for the first three years, and $86,528 annually if the extension option is exercised, plus utilities. The Company's office space will increase from approximately 5,300 square feet to approximately 8,000 square feet in the new location. The Company plans to complete its relocation in April 2000.

Additional Investor:
-------------
In March 2000, an investor purchased for $150,000 a total of 100,000 shares of unregistered, restricted shares of common stock.

                                                                 Page F-22.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosures
---------------------
Jones, Jensen & Company, LLC, Certified Public Accountants, of Salt Lake City, Utah, audited the financial statements of the Registrant for the fiscal years ended June 30, 1998 and 1997. Lazar, Levine & Felix, L.L.P., of New York, New York, were engaged on May 25, 1999, by the Board of Directors of the Registrant to audit the consolidated financial statements of the Registrant for the calendar year ended December 31, 1999.

There were no disagreements between the Registrant and Jones, Jensen & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

This change in accountants was filed with the Commission in a Current Report on Form 8-K dated, May 28, 1999, and as amended June 21, 1999, and which is incorporated herein by reference.

Part III.
---------

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
---------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------
The following table sets forth information on the Executive Officers and Directors of the Company:
                                                    Date of      Date of
                                                  Election or  Resignation
Name                          Position(s)         Designation or Termination
----                          -----------         ----------- --------------
Gerard A. Powell            President, Director,       4/29/99         *
                          Chief Executive Officer
Lawrence T. Simon         Director                   9/17/99         *
                          Chairman of the Board     12/24/99         *

Richard H. Gwinn          Director                   4/29/99         *
Saul S. Epstein           Director                   4/29/99         *
J. Peter Gaskins          Director                   5/25/99      12/24/99
                          Chairman of the Board      8/26/99      12/24/99
Terry Hardman             Director                   4/29/99       9/17/99
Harold T. Jenson          Director                   4/29/99       5/25/99
Charles Johnson           Director                   5/11/95       4/29/99
Vincent J. Trapasso       Vice President             4/29/99         *
Charlie Lynn Trapasso     Secretary/Treasurer        4/29/99         *
Marvin P. Metzger         Chief Financial Officer    4/29/99         *
William R. White          Chief Operations Officer  12/10/99      12/15/99

           * - These persons presently serve in the capacities indicated.

Directors and Executive Officers are elected annually and hold office until their successors are elected and qualified or until their earlier resignation or removal. Directors are not compensated for their service.

Gerard A. Powell, President, Director, Chief Executive Officer
Mr. Powell, age 36, has been the President and Chief Executive Officer of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994. Immediately following the reverse merger on April 29, 1999, he was elected as President and Chief Executive Officer and Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). From 1989 to 1996, Mr. Powell helped found and build the Chapel Creek group of companies (Land, Homes, and Mortgage) that developed, marketed and financed homes in the eastern Pennsylvania area. Mr. Powell's principal responsibility with this group was to develop and execute the marketing program that produced in excess of 100 house and land contracts yearly. Operations were substantially profitable prior to his selling his interests in this group of companies. Mr. Powell is Mr. and Mrs. Trapasso's brother-in-law.

Vincent J. Trapasso, Vice President
Mr. Trapasso, age 47, has been the Vice President of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994, with responsibility for directing that part of the Company's marketing and servicing program focused on the physicians. Immediately following the reverse merger on April 29, 1999, he was elected as Vice President of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). From 1992 to 1994, Mr. Trapasso was a General Manager of Byran Holdings of Palm Beach County, Florida, where he developed the concept and design for a 36,000 square foot, upscale restaurant and entertainment complex. Mr. Trapasso is the husband of Ms. Trapasso and brother-in-law to Mr. Gerard A. Powell.

Charlie Lynn Trapasso, Secretary/Treasurer
Mrs. Trapasso, age 40, has served as a Secretary/Treasurer of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994, with responsibility of serving as the public spokesperson with the media and in its advertising for the Company. Immediately following the reverse merger on April 29, 1999, she was elected as Secretary/Treasurer of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). Mrs. Trapasso is Mr. Trapasso's wife and Mr. Powell's sister-in-law.

Lawrence T. Simon, Director, Chairman of the Board
Mr. Simon, age 53, has served as a director of the Company since September of 1999. He attended Brown University in the Behavioral Sciences area and the transferred to Temple University and graduated with a Bachelors of Science in communications in the area of advertising/marketing and film production. After graduation he moved to Manhattan and joined Elektra Films where he became a film advertising art directing producer. He received several Clio Awards presented to Elektra Films for such successful campaigns as Alka Seltzer and Armour Products as well as for Proctor and Gamble.

In 1975, Mr. Simon opened LTS Builders. LTS is now one of the largest residential building companies in the northeast. Mr. Simon is Chief Executive Officer and the only shareholder in LTS.


Richard H. Gwinn, Director
Mr. Gwinn, age 60, has been a Director of thatlook.com. Inc.(a New Jersey Corporation) since May 1997. Immediately following the reverse merger on April 29, 1999, he was elected as a Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He is a 1960 graduate of Yale University, and attended the Wharton Graduate Division of the University of Pennsylvania from 1963 to 1964. Mr. Gwinn served in the U.S. Navy from 1956 to 1971. Since 1989, he has been employed by the Abbotts Organization of Radnor, Pennsylvania. Mr. Gwinn is also a principal of Crossway Ventures, Inc.

Saul S. Epstein, Director
Mr. Epstein, age 51, has been a Director of thatlook.com. Inc.(a New Jersey Corporation) since May 1997. Immediately following the reverse merger on April 29, 1999, he was elected as a Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He is a 1969 graduate of Lehigh University. He received his law degree from the University of Pennsylvania in 1973, and a Master of Laws degree in taxation from New York University in 1976. Since 1994, he has been Senior Vice President and Director of Corporate Development for Opinion Research Corporation located in Princeton, New Jersey, responsible for such company's strategic planning and for various financial and legal matters. From 1995 to 1996, he also served as President of Robinson Alarm Company, a Philadelphia based burglar and fire alarm enterprise. Mr. Epstein is also a principal of Crossway Ventures, Inc.

Marvin Metzger, C.P.A, Chief Financial Officer
Mr. Metzger, age 35, has served as Chief Financial Officer of thatlook.com. Inc.(a New Jersey Corporation) since January 1998. Immediately following the reverse merger on April 29, 1999, he was appointed Chief Financial Officer of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He graduated from Bloomsburg University in 1986 with a Bachelor of Science degree in Business Administration, and Lehigh University in 1996 with a Masters of Business Administration degree, with a concentration in Finance. Prior to joining thatlook.com, Inc. he worked from 1996 to 1998 at Wise Foods, Inc. in Berwick, PA as the Manager of Reporting and Analysis. From 1989 to 1996 he was employed by Tenenbaum's Travel Service, Inc., where he served as Controller prior to his promotion to Vice President of Finance. The travel company had seven divisions, which included two national wholesale travel divisions and five retail divisions. From 1986 to 1989 he was employed by Laventhol & Horwath, Certified Public Accountants in Wilkes-Barre, PA.

Involvement in Certain Legal Proceedings
----------------------------------------
Mr. Powell was a 30% shareholder of two private sister companies, Y-Rent, Inc. and Homes by Vintage, as well as the President of one and the Secretary of the other. Both companies filed for bankruptcy on September 6, 1995 in the state of Virginia pursuant to Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern district of Virginia, Richmond.

During the past five years, no present of former director:

1) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses):

2) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoinig, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

3) was found by a court of competent jurisdiction (in a civil action), the Commission of the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
The following Executive Officers filed Forms 3, 4 and 5 Statement of Changes in Beneficial Ownership, required filing date.

Reporting Person           Form          Date Due         Date Filed
----------------           ----          --------         ----------
Gerard A. Powell             4           10/10/99          01/13/00
Vincent J. Trapasso          4           10/10/99          01/13/00
Charlie Lynn Trapasso        4           10/10/99          01/13/00
Gerard A. Powell             4           02/10/00          01/20/00
J. Peter Gaskins             5           01/31/00          01/28/00
Gerard A. Powell             4           03/10/00          03/10/00
Vincent J. Trapasso          3           03/10/00          03/10/00
Lawrence T. Simon            3           10/02/99          03/10/00
Saul S. Epstein              4           07/10/99          03/30/00
Richard H. Gwinn             4           07/10/99          03/30/00
Lawrence T. Simon            4           04/10/00          03/30/00

Item 10 Executive Compensation
------------------------------
The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last two completed fiscal years by the Company's Chief Executive Officer. No other officers of the Company received compensation in excess of $100,000 during the fiscal year ended December 31, 1999.


                        SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
   Annual Compensation                      Awards            Payouts
  (a)          (b)    ( c)    (d)   (e)       (f)      (g)     (h)       (i)

Name and    Years or              Other                                  All
Principal   Periods               Annual  Restricted  Option/  LTIP    Other
Position    Ended       $      $  Compen- Stock       SAR's    Payouts Compen-
                     Salary Bonus sation  Awards$       #              sation$

------------------------------------------------------------------------------
Gerard A.
Powell      1998        $0   $0       $0     $0          0     $0        $0
            1999   $34,231   $0       $0     $0     75,000     $0  $169,148(1)

(1). Consist entirely of reimbursement of consulting fees, automobile allowances health insurance benefits and other expenses. The consulting fee agreement terminated November 30, 1999. The consulting agreement is attached as an Exhibit. In addition, and the automobile allowance and other expenses also ceased November 30, 1999. Health insurance benefits continue.

Options Granted to Directors and Executive Officers (*)
--------------------------------------------------------

                                                Granted Forfeited   Held(V)
                                                ------- ---------   ----
Gerard A. Powell, President, Director, CEO(O)    75,000        0   75,000
Lawrence T. Simon, Director (D1)                 21,000        0   21,000

Richard H. Gwinn, Director(D)                    21,000        0   21,000
Saul S. Epstein, Director (D)                    21,000        0   21,000

J. Peter Gaskins, Director (D)(R)                21,000   21,000        0
Terry Hardman, Director (R)                           0        0        0
Harold T. Jenson (R)                                  0        0        0
Vincent J. Trapasso, Vice President (O)          25,000        0   25,000
Charlie Lynn Trapasso, Secretary/Treasurer            0        0        0
Marvin P. Metzger, Chief Financial Officer (O)   25,000        0   25,000
William R. White, Chief Operations Officer(R)    25,000   25,000        0

* - These options were granted pursuant to the 1999 Incentive Stock Option Plan filed on Form S-8 on November 11, 1999 with the Commission, which is incorporated herein by reference.

(D) - Non-officer Director options granted on August 16, 1999. These options vest ratably over three years, after each six-month period of service after the options were granted.

(D1)- Non-officer Director granted options on September 17, 1999. These options vest ratably over three years, after each six-month period of service after the grant date.

(O) - Officers' options granted September 30, 1999.

(R) - resigned during 1999. See caption Part III Item 9 "Identification of Directors and Executive Officers."

(V) - none of the options held at December 31, 1999 were vested.

Compensation of Directors
-------------------------
There are no standard arrangements pursuant to which the Company's Directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments as directors.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
Except for accelerated vesting provisions of the above stock options, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

In the event of any corporate transaction that leads to a change in control, each outstanding option shall automatically accelerate so that each such option shall, immediately prior to the effective date of the corporate transaction, become fully exercisable for the total number of shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully vested shares of common stock. If any change is made to the common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without the Company's receipt of consideration, appropriate adjustments shall be made by the Plan Administrator to protect the interests of the option holders.

Item 11 Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------
The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1999, and to the date hereof, to wit:

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
The following table sets forth the shareholdings of Certain Beneficial Owners of 5% or more of the Company's common stock as of December 31, 1999, and to the date hereof, to wit:

                               Number of Shares(1)   Percentage
Name and Address               Beneficially Owned    of Class
----------------               ------------------    --------
Gerard A. Powell(2)                 4,742,413         29.9
33 E. Chatham Hill Road
Stroudsburg, PA 18360

Larry T. Simon                      2,390,000         15.0
P.O. Box 160
Shawnee-on-the-
Delaware, PA 18356

Richard H. Gwinn                    1,011,875          6.3
The Abbotts Organization
5 Radnor Corporate Center
100 Matson Ford Center
Suite 520
Radnor, PA 19087

Vincent J. Trapasso(2)              1,542,766          9.7
41 Mountainview Dr
Tannersville, PA 18372

Charlie Lynn Trapasso(2)            1,542,766          9.7
41 Mountainview Dr
Tannersville, PA 18372
                                   ----------        -----
All Beneficial Owners
as a Group                         11,229,820         70.6
                                   ==========        ======





Options, Warrants, and Convertible Debt Not included in
Beneficial Ownership Table Above
-------------------------------
                         Vested   Unvested             Convertible
Name                     Options  Options   Warrants      Debt
----                     -------  -------   --------      ----
Gerard A. Powell(2)           0    75,000    800,000    16,667(4)
Larry T. Simon            3,500    17,500  2,000,000   133,334(3)
Richard H. Gwinn          3,500    17,500          0    16,667(4)
Vincent J. Trapasso(2)        0    25,000          0         0
Charlie Lynn Trapasso(2)      0         0          0         0




Security Ownership of Management
--------------------------------
The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1999, and to the date hereof, to wit:

                      Number of Shares(1)     Percentage
Name and Address      Beneficially Owned      of Class
----------------      ------------------      --------
Gerard A. Powell(2)          4,742,413           29.9
33 E. Chatham Hill Road
Stroudsburg, PA 18360

Larry T. Simon               2,390,000           15.0
P.O. Box 160
Shawnee-on-the-
Delaware, PA 18356

Richard H. Gwinn             1,011,875            6.3
The Abbotts Organization
5 Radnor Corporate Center
100 Matson Ford Center
Suite 520
Radnor, PA 19087

Saul S. Epstein                556,531            3.5
21 E. Dartmouth Road
Bala Cynwyd, PA 19004

J. Peter Gaskins (R)           110,000            0.7
8119 Kloshe Court South
Salem, OR 97306

Terry Hardman (R)                    0            0.0
Jenson Services, Inc.
5525 South 900 East, Suite 110
Salt Lake, UT 84117

Vincent J. Trapasso (2)      1,542,766            9.7
41 Mountainview Dr
Tannersville, PA 18372

Charlie Lynn Trapasso(2)     1,542,766            9.7
41 Mountainview Dr
Tannersville, PA 18372

Marvin P. Metzger               90,154            0.6
14 Bow Creek Drive
Mountaintop, PA 18707

William R. White, Jr. (R)       90,154            0.6
P.O. Box 168
Shawnee-on-the-
Delaware, PA 18356
                             ----------         -----
All Directors and
Officers as a Group          12,076,659          76.0
                             ==========         =====

Options, Warrants, and Convertible Debt Not included in
Beneficial Ownership Table Above
-------------------------------
                        Vested    Unvested               Convertible
Name                    Options   Options    Warrants       Debt
----                    -------   -------    --------       ----
Gerard A. Powell(2)           0    75,000     800,000    16,667(4)
Larry T. Simon            3,500    17,500   2,000,000   133,334(3)
Richard H. Gwinn          3,500    17,500           0    16,667(4)
Saul S. Epstein           3,500    17,500           0    16,667(4)
J. Peter Gaskins (R)          0         0           0         0
Terry Hardman (R)             0         0           0         0
Vincent J. Trapasso (2)       0    25,000           0         0
Charlie Lynn Trapasso(2)      0         0           0         0
Marvin P. Metzger             0    25,000           0         0
William R. White, Jr.(R)      0    25,000           0         0

(1)- Excludes vested and unvested options, warrants, and convertible debt to purchase shares of the Company's common stock.

(2)- Vincent J. Trapasso and Charlie Lynn Trapasso are husband and wife. Gerard A. Powell is Charlie Lynne Trapasso's brother-in-law.

(3) Intermediate-term convertible debt:

    (a). A $100,000 intermediate-term convertible note issued in January 2000 bears interest at 12% per annum, and is payable with accrued interest in 18 months from the issuance date. The note may be converted, at the holder's option, into unregistered, restricted common shares at the lowest of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of issuance, as of the date of conversion, or at the lowest rate at which new equity investors invest. Note is callable by the Company after six months from the date of its issuance. Management estimated the conversion rate at $1.50 per share, or 66,666 shares of common stock.

    (b). The second $100,000 note issued in February 2000 may be converted, at the holder's option, into common shares at the lower of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of conversion or the lowest rate at which new equity investors invest, with a minimum conversion price of $1.50 per share. Note is callable by the Company after six months from the date of its issuance. At $1.50 per share, the note is convertible into 66,666 shares of common stock.

(4) $25,000 short-term note issued in March 2000 that bears interest at 12% per annum for a period of 100 days. If the Company is unable to redeem these notes at maturity, the holders may convert, at their option, the short-term notes into intermediate-term convertible notes on the same basis and terms as described immediately above for the second of the two notes issued.

(5) Resigned position during 1999.

See the caption "Identification of Directors and Executive Officers," above,
Part III, Item 9, for information concerning the offices in which the above management members serve the Company.


Changes In Control
------------------
There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12 Certain Relationships and Related Transactions
------------------------------------------------------
The Company incurred management fees and other related costs to Gerard A. Powell, Vincent J. Trapasso, Charlie Lynn Trapasso, and a company of which Richard H. Gwinn and Saul S. Epstein are principal shareholders. Mr. Powell provided consulting services', however, the management contract was terminated November 30, 1999. Mr. Powell also earned guarantee fees of $61,764 and $103,182 during 1999 and 1998, respectively, related to his personal guarantee of the Company's lines-of-credit.

Mr. Gwinn's and Mr. Epstein's company earned management fees of $46,025 and $72,000 for 1999 and 1998, respectively for assisting with special projects and management decisions.

J. Peter Gaskins is the Managing Director of Clarion Associates, Inc. a strategic and consulting firm. The Company incurred consulting fees and expenses of $52,008 during 1999. The Company remains a client of his firm.

Vincent J. Trapasso is indebted to the Company for a demand note of $14,000, which bears interest at 13% per annum.


                             Part IV

Item 13 Exhibits and Reports on Form 8-K
----------------------------------------
No reports on Form 8-K were filed in the fourth quarter.
Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------

     10.1.1         MicroFinancial Business Loan Agreement
     10.1.2         MicroFinancial Vendor Agreement
     10.1.3         MicroFinancial Secured Revolving Credit Note
     10.1.4         MicroFinancial Security Agreement
     10.1.5         MicroFinancial Exhibit A (Form of Security Agreement)
     10.1.6         MicroFinancial Exhibit A to UCC-1
     10.1.7         MicroFinancial Unlimited Guaranty
     10.1.8         MicroFinancial July 15 1997, (Secured Revolving Line Of
                    Credit)
     10.1.9         MicroFinancial May 20 1998, (Line of Credit)
     10.1.10        MicroFinancial May 22 1998, (Sale of Receivables)
     10.1.11        MicroFinancial June 10 1998 (Sale of Receivables)
     10.1.12        MicroFinancial January 29 1999 (Sale of Receivables)
     10.1.13        MicroFinancial December 31 1999 (Agreement in principal)
     10.1.14        MicroFinancial Settlement Agreement and Release
     10.2.1         Sterling Financial Loan, Security and Service Agreement
     10.2.2         Sterling Financial Schedule 1
     10.2.3         Sterling Financial Schedule 2
     10.2.4         Sterling Financial Schedule 3
     10.2.5         Sterling Financial Schedule 4
     10.2.6         Sterling Financial Schedule 5
     10.2.7         Sterling Financial Continuing Guaranty-Unlimited
     10.3.1         Monterey Financial Receivable Purchase Agreement
     10.3.2         Monterey Financial Form of Irrevocable Assignments
     10.3.3         Monterey Financial Form of Full Recourse Assignments
     10.3.4         Monterey Financial Schedule A to Receivable Purchase
                    Agreement
     10.3.5         Monterey Financial Corporate Guaranties
     10.4.1         Marquise Management Consulting Agreement
     10.4.2         Marquise Management Guaranty Agreement
     10.5.1         King Media Advertising Agreement
     10.5.2         King Media Addendum 1
     10.5.3         King Media Addendum 2
     10.5.4         King Media Addendum 3
     11             Computation of Per Share Earnings
     27             Financial Data Schedule

EXHIBITS INCORPORATED HEREIN BY REFERENCE
A Current Report on Form 8-K dated, April 29, 1999 was filed on May 12, 1999, reporting in Item I thereof the changes in control of Registrant, and amended reports dated May 24, 1999 and July 14, 1999.

A Current Report on Form 8-K dated May 25, 1999 was filed May 28, 1999, reporting in Item 4 changes in Registrant's Certifying Accountant, reporting in Item 6 Resignation of Registrant's Directors and in Item 8 Change in Fiscal Year.

Effective April 29, 1999, FTA acquired 100% of the outstanding securities of a New Jersey corporation, thatlook.com, in exchange for 9,990,000 restricted shares of FTA through a reverse merger. thatlook.com which is the surviving operating entity, became a wholly owned subsidiary of FTA. The reverse merger was accounted for as a recapitalization.

A Registration Statement on Form S-8 dated November xx, 1999 was filed on November xx, 1999, reporting in Item x registration shares of common stock, pursuant to adoption of The 1999 Stock Incentive Plan.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.


Date:     March 30, 2000                 /s/ Lawrence T. Simon
                                         ---------------------
                                         Lawrence T. Simon
                                         Chairman of the Board
                                         of Directors, Director

Date:     March 30, 2000                 /s/ Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Officer

Date:     March 30, 2000                 /s/ Richard H. Gwinn
                                         ---------------------
                                         Richard H. Gwinn
                                         Director

Date:     March 30, 2000                 /s/ Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer