Form 10QSB
period 2000-03-31
THATLOOK COM INC/NV
filed 2000-05-15
CIK 1057653

                U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2000.
                                                    --------------

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

                                 May 12, 2000
                                  16,053,205





                           thatlook.com, Inc.

                          INDEX TO FORM 10-QSB

ITEM
 NO.
-----------------------------------------------------------------------
I  FINANCIAL INFORMATION

  1. Financial Statements:

       Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

       Consolidated Statements of Operations for quarters ending
       March 31, 2000 and March 31, 1999 (unaudited)

       Consolidated Statements of Cash Flows for quarters ending
       March 31, 2000 and March 31, 1999 (unaudited)

       Notes to Financial Statements

 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 3. Quantitative and Qualitative Disclosures about Market Risk

II  OTHER INFORMATION

 2. Changes in securities and use of proceeds

 3. Defaults upon senior securities

 6. Exhibits and Reports on Form 8-K

SIGNATURES





















                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                 March 31,   December 31,
                                                   2000         1999
                         -ASSETS-              (Unaudited)
                                                ----------    ---------
Cash                                            $  141,835    $  63,471
Accounts receivable - finance company              224,971       73,827
Accounts receivable, net of allowance of $10,465
 and $25,465 respectively.                         300,759       75,672
Notes receivable, net of allowance of $162,879
 and $200,932 respectively.                        946,077    1,094,122
Interest receivable                                 11,365       22,903
Loan receivable, shareholder                        14,000       14,000
Subscription receivable                                -        300,000
Prepaid expenses and other assets                  855,132      337,611
Fixed assets - net                                 516,233      370,506
                                                ----------    ---------
Total Assets                                    $3,010,372   $2,352,112
                                                ==========   ==========

         - LIABILITIES AND STOCKHOLDERS' DEFICIT -

Notes payable                                   $  180,000   $  203,000
Lines-of-credit payable                            769,604      885,367
Convertible subordinated debentures              1,855,138    1,873,297
Accounts payable                                   859,084      688,143
Accrued expenses                                   254,487      285,473
Capital lease obligations                           51,183       61,064
Payroll and payroll taxes payable                   72,356       45,600
Notes payable - shareholders                       350,000            0
Provisions for recourse obligation                  56,796      113,052
Other liabilities                                   78,681      150,443
                                                ----------   ----------
Total liabilities                                4,527,329    4,305,439
                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, and 15,980,874
  and 15,880,874 shares issued
  and outstanding, respectively                     15,981       15,881
 Additional paid-in-capital                      4,957,042    4,258,276
 Accumulated deficit                            (6,489,980)  (6,227,484)
                                                ----------   ----------
 Total Stockholders' deficit                    (1,516,957)  (1,953,327)
                                                ----------   ----------
 Total Stockholders' deficit & liabilities      $3,010,372   $2,352,112
                                                ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
            For The Three Months Ended March 31, 2000 and 1999
            --------------------------------------------------

                                                  2000         1999
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   687,166  $   894,589
  Gain on sale of notes receivable                181,120      328,659
  Interest from patient financing                  34,985      367,024
  Other                                            25,569       44,558
                                              -----------  -----------
TOTAL REVENUE                                     928,840    1,634,830
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                327,567      344,486
  Payroll and payroll taxes                       162,613      288,665
  Telephone                                        47,733       57,435
  Credit reporting services                        39,755       51,474
  Other                                             7,733       18,326
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES                585,401      760,386
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                33,760       26,702
 Payroll and payroll taxes                        198,058      295,084
 Professional and consulting                      112,716       98,065
 Other                                            122,397      166,446
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         466,931      586,297
                                              -----------  -----------

OTHER EXPENSES:
 Interest                                          70,300      475,699
 Bad debts                                         68,704       82,987
                                              -----------  -----------
TOTAL OTHER EXPENSES                              139,004      558,686
                                              -----------  -----------
TOTAL EXPENSES                                  1,191,336    1,905,369
                                              -----------  -----------
NET LOSS                                      $  (262,496) $  (270,539)
                                              ============ ===========
BASIC AND DILUTED LOSS PER SHARE              $     (0.02) $     (0.02)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   15,930,874   11,009,846
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                      thatlook.com, Inc. and Subsidiaries
                      -----------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
              For The Three Months Ended March 31, 2000 and 1999
              --------------------------------------------------
                                                      2000           1999
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (262,496)   $  (270,539)
 Adjustments to reconcile net loss to net
 cash(used in) provided by operating activities:
  Depreciation                                        43,964         23,124
  Bad debts                                           68,704         82,987
 Changes in assets and liabilities:
  (Increase)Decrease in accounts and
  interest receivable                               (349,693)        22,535
  Decrease(Increase) in other assets                  31,345        (65,601)
  Increase(Decrease) in accounts payable             170,941       (139,498)
  (Decrease)Increase in accrued expenses             (30,986)       377,749
  Increase(Decrease)in payroll and payroll
  taxes payable                                       26,756        (50,898)
  (Decrease)Increase in other liabilities           (161,709)        89,516
                                                  ----------    -----------
Net cash(used in)provided by operating activities   (463,174)        69,375
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable purchased                         (931,723)    (2,247,277)
 Notes receivable sold                               928,581      2,068,668
 Proceeds from collection of notes receivable        101,174        650,694
 Acquisition of fixed assets                        (189,691)          (297)
                                                  ----------    -----------
   Net cash (used in) provided by investing
   activities                                        (91,659)       471,788
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit                  (115,763)      (567,580)
 Borrowings from shareholders                        350,000         50,000
 Repayments of notes payable                         (51,040)       (21,023)
 Issuance of common stock                            450,000           -
                                                  ----------    -----------
   Net cash provided by(used in)
   financing activities                              633,197       (538,603)
                                                  ----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             78,364          2,560
 Cash and cash equivalents, beginning of period       63,471        202,340
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  141,835    $   204,900
                                                  ==========    ===========



The accompanying notes are an integral part of these consolidated financial statements.
                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Cash Flows
                   -------------------------------------
            For The Three Months Ended March 31, 2000 and 1999
            --------------------------------------------------

                                                    2000         1999
                                                    ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the quarter for
  Interest                                       $   55,945   $  358,653
                                                 ==========   ==========

Common Stock Warrants issued for
prepaid investment banking services              $  562,672   $    -

                                                 ==========   ==========






































The accompanying notes are an integral part of these consolidated financial statements.
                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 1 - In the opinion of management, the accompanying unaudited and consolidated financial statements of thatlook.com, Inc. (TLC)and its wholly owned subsidiaries, which have been reviewed by our independent accountants, contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for all periods presented.

The accounting policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's notes to consolidated financial statements included therein.

The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  DESCRIPTION OF BUSINESS:

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the three month period ended March 31, 2000 the Company incurred significant losses, which increased the accumulated deficit. Liabilities at March 31, 2000 exceed assets by $1,516,957. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank and was in default on one of its notes payable(See also-Note5).

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








                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                       Notes to Consolidated Financial Statements
                       ------------------------------------------

NOTE  3  -  GOING CONCERN UNCERTAINTY(Continued):

Management believes that it has made significant progress since the Fall of 1999 to enhance its financial position. First, during 1999 and through May 2000, the Company raised approximately $1.7 million in cash for shares of the Company's common stock, and an additional $425,000 in short and intermediate term convertible debt and demand notes. Second, the Company restructured its balance sheet and converted $5.6 million of high interest-rate debt to equity or 5% interest-rate debt. Third, in the first three months of 2000 the Company continued to realize the benefits from changes initiated in the beginning of 1999 for marketing programs, media selection and the lower levels of operating expenses. Specifically, the Company created a three-tiered pricing structure for its physician marketing program, expanded its multi-media selection to include Internet marketing and additional print advertising (e.g. magazines), and reduced operating, payroll and interest expenses.

The Company's working capital depends greatly on generating the contractually obligated number of patients for physicians and the latest cost reduction programs. Recent success recruiting physicians combined with lower per patient media costs to generate patients for physicians, should improve the Company's operating results and working capital.

To satisfy the need for a stronger balance sheet and additional operating capital, in February 2000, the Company signed a three-year agreement with an investment banker to raise, on a best efforts basis, a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. Additional capital is critical to the Company's ability to grow quickly, capture additional market share, and sustain it. Equally important, additional capital will provide the resources to improve the efficiency of the business systems and business model for the Company, and the physicians. Additionally, capital investments will provide the resources that will enable the Company to pursue orthodontics and cosmetic dentistry, hair replacement, and elective corrective eye surgery.

NOTE  4  -  SUBSCRIPTION RECEIVABLE:

In December 1999, a principal shareholder subscribed to invest $500,000 for two million shares of common stock. The shareholder invested $200,000 of the subscribed amount in December 1999 and $300,000 was invested in January 2000.













                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE  5   -  LINE-OF-CREDIT:

The Company utilized a line-of-credit with a bank to fund notes receivable purchases during 1999 and 1998. The line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (9.25% at March 31, 2000) plus 4%, totaling an annual rate of 13.25% at March 31, 2000. This line-of-credit is collateralized by certain notes receivable and is guaranteed by the Company's principal shareholder. Subsequent to March 31, 2000, the Company was not in compliance with certain of the restrictive covenants. The Company received a waiver of these restrictive covenants through March 31, 2000, but the bank reserved the right to enforce the covenants after March 31, 2000. The amount outstanding under this line-of-credit as of March 31, 2000 was $769,604.

NOTE 6  -  INVESTMENT BANKER AND BROKER:

Investment Banker
-----------------
In February 2000, the Company signed a three-year agreement with an investment banker to raise a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. The investment banker's agreement includes an initial fee of $12,000 and $12,000 per calendar quarter commencing March 1, 2000, payable following the $5 million dollar minimum equity raise. As an inducement to enter into the agreement, the Company issued 750,0000 warrants to purchase the Company's common stock to the investment banker. The 750,000 warrants were valued at $514,639 using the Black-Scholes options pricing model, and were included in other assets and additional paid-in-capital. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars, to issue up to a maximum of 2,250,000 additional warrants.

These warrants are exercisable at $2 per common share for a five-year period following the date of the agreement. The agreement includes anti-dilution provisions, registration rights, and cashless exercise provisions. Upon consummation of the $5 million equity raise, the investment banker is also entitled to designate a member of the Board of Directors of the Company.

Broker
------
The Company also signed an agreement with the broker who introduced the investment banker, referred to above. The broker is entitled to receive fees equal to 2.5% of those fees received by the investment banker, and 70,000 warrants to purchase the Company's common stock, upon the execution of the investment banker's agreement. These 70,000 warrants were valued at $48,672 using the Black-Scholes options pricing model, and were included in other assets and additional paid-in-capital. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars by the investment banker, to issue up to a maximum of 210,000 additional warrants.




                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 7 -  RELATED PARTY TRANSACTIONS:

Intermediate and Short-Term Convertible Debt:
---------------------------------------------
In February 2000, a principal shareholder invested $100,000 as intermediate-term convertible debt, which bears interest at 12% per annum, and is payable with accrued interest in 18 months from the issuance date. The note may be converted, at the holder's option, into unregistered, restricted common shares at the lowest of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of issuance, as of the date of conversion, or at the lowest rate at which new equity investors invest. The note is callable by the Company after six months from the date of its issuance.

In February and March 2000, a principal shareholder and two new shareholders invested a total of $150,000 as intermediate-term convertible debt, which bears interest at 12% per annum, and is payable with accrued interest in 18 months from the issuance date. The notes may be converted, at the holders' options, into common shares at the lower of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of conversion or the lowest rate at which new equity investors invest, with a minimum conversion price of $1.50 per share. Each note is callable by the Company after six months from the date of its issuance.

In February 2000, three shareholders agreed to invest a total of $75,000 as short-term debt that bears interest at 12% per annum for a period of 100 days. If the Company is unable to redeem these notes at maturity, the holders may convert, at their option, the short-term notes into intermediate-term convertible notes on the same basis and terms as described immediately above for the three notes issued in February and March 2000 to a principal shareholder and two new shareholders.

In March 2000, four shareholders agreed to invest a total of $50,000 in demand notes that bear interest at 15% per annum. $25,000 was received in March 2000 and $25,000 in April 2000.

New Office Lease
----------------
In March 2000, the Company signed a new lease for office space for three years until March 2003, with an option to extend the lease for two additional years. The minimum annual rent is $83,200 for the first three years, and $86,528 annually if the extension option is exercised, plus utilities. The Company's office space increased from approximately 5,300 square feet to approximately 8,000 square feet in the new location. The Company completed its relocation in April 2000.

Additional Investor:
-------------------
In March 2000, an investor purchased for $150,000 a total of 100,000 shares of unregistered, restricted shares of common stock.



                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 8  -  SUBSEQUENT EVENTS:

Patient Imaging Software
------------------------
In April 2000, the Company signed a $30,000 agreement with a software development company to tailor its patient imaging software, so that prospective patients can download and use the software for a period of time. Management believes that the software will be available for patients by July 2000.

$5 Million Equity Financing Raise
---------------------------------
In conjunction with the investment bankers' efforts to raise $5 million dollars in equity financing, the investment banker believes that the agreements detailed below are necessary elements that are required to raise additional equity financing.

In April 2000, the Company signed an agreement with a consulting firm to provide investor relations and related Internet services. For these services, the consulting firm's fee is payable with warrants to purchase the Company's common stock as follows, provided that on a twenty-one day moving average, the Company's common stock's price reaches the average closing price and average daily trading volume exceeds 100,000 shares:

 75,000 warrants at an exercise price of $2.50 and a closing price of $3.50 75,000 warrants at an exercise price of $3.50 and a closing price of $4.50
100,000 warrants at an exercise price of $4.50 and a closing price of $5.50

In addition, the consulting firm's fee is payable with an additional 50,000 warrants to purchase the Company's common stock at an exercise price of $4.50, if on a quarterly basis for the next three quarters, the Company's common stock price reaches $5.50 on a twenty-one day moving average and average daily trading volume exceeds 100,000 shares.

In April 2000, the Company signed an agreement with a second consulting firm to provide investor relations services. For these services, the consulting firm's fee includes the issuance of 70,000 shares of common stock, 100,000 warrants to purchase the Company's common stock at $3.00 per share, and 100,000 warrants to purchase the Company's common stock at $3.50 per share. The warrants remain exercisable for five years.

In April 2000, the Company signed an agreement with an advertising firm to provide advertising and promotional services. The Company issued 67,000 shares of common stock as payment for these services.

Additional Investment
---------------------
In May 2000, a principal shareholder invested an additional $250,000 for 166,667 shares of common stock and 166,667 warrants to purchase common stock. The warrants have an exercise price of $4.00 per share and remain exercisable for five years.


                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 8  -  SUBSEQUENT EVENTS (Continued):

Physicians' Advisory Board
--------------------------
In April 2000, the Company issued 200,000 options to purchase the Company's common stock to members of its Physician's Advisory Board at an exercise price of $2.625 per share.













































ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR QUARTER ENDED MARCH 31, 2000.

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

The financial information presented herein, which has been reviewed by our auditors, includes: (i) Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999; (ii) Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 2000 and 1999 and
(iii) Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS:
----------------------
Overview
--------
In the first three months of 2000, the Company continued to realize the benefits from changes initiated in the beginning of 1999 for marketing programs, media selection and the lower levels of operating expenses. Specifically, the Company created a three-tiered pricing structure for its physician marketing program, expanded its multi-media selection to include Internet marketing and additional print advertising (e.g. magazines), and reduced operating, payroll and interest expenses.

While total revenue for the first quarter declined 43% when compared to the prior year first quarter, total revenue for first quarter 2000 increased 14% over fourth quarter 1999. The increase is even higher, at approximately 32%, after adjusting for the reduction of interest income in the first quarter 2000, following a December 1999 balance sheet restructuring. As part of the restructuring, a finance company purchased patients' notes receivable to pay down a line-of-credit, which was collateralized by the notes receivable. This restructuring led to a significant decline in interest income and total revenue. In addition, the Company converted notes payable to equity. Most importantly, the balance sheet restructuring significantly reduced high, interest-rate, debt.

Plan of Operation - Comparison of Quarters Ended March 31, 2000 and 1999
----------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $687,166 and $894,589 for the quarters ended March 31, 2000 and 1999 respectively, which represented a 23% decrease. The decrease relates primarily to the Company's decision to reduce the number of physicians in its marketing program and the switch to a three-tiered pricing structure. These reductions and pricing changes were made to optimize the number of patients that were generated for the physicians, compared to the advertising expenses incurred. These changes enabled the Company to switch to a more flexible marketing program that could be implemented more effectively for physicians new to the program and physicians located in smaller media markets.

The key challenge for the Company is to enroll, or upgrade, physicians in the marketing program in select geographic areas where patient responses exceed the Company's contractual performance guarantees. The new tiered pricing structure enables the Company to tailor its marketing efforts to a physician's expectations and the physician's individual geographical market. In addition to the change to tiered pricing program, the Company now typically defers collection of marketing fee revenues for the first three months on new contracts. Previously, new physicians had to pay cash-in-advance. This new payment plan more closely matches proceeds the physicians receive from surgeries with the payments for generating patients. In short, replacing prepayments with deferred payments, eliminates the biggest deterrent to enroll in the marketing program. Management believes that, with tiered pricing and deferred payments, it can sign up a minimum of 15 physicians per month for the next three to six months. In fact, in the first 15 days of May 2000, the Company signed up 15 new physicians with $5,000 per month marketing and management contracts.

However, while the physicians may defer marketing program payments, the Company pays for most of its media, such as magazine advertising, often six weeks in advance. The number of new doctors the Company will enroll will be limited by the Company's ability to raise additional capital, in part, to fund advance media payments.

Gains on sale of notes receivable were $181,120 and $328,659 for the quarters ended March 31, 2000 and 1999 respectively, which represented a decrease of 45%. Loan volume started to decrease in the Fall of 1999 due to changes in the number of physicians and the transition to new marketing media. While marketing revenues increased in the first quarter of 2000 when compared to the prior year, the number of surgeries lags marketing revenue by one to three months. The yield on loan sales, as a percentage of face value, was 13.5% in the first quarter of 2000, as compared to 11.3% for the first quarter of 1999 and 14% in the fourth quarter of 1999. Management believes that the yield for 2000 will be similar to 1999's average of 11.8%.

Interest income was $34,985 and $367,024 for the quarters ended March 31, 2000 and 1999 respectively. Two issues explain the large decrease. First, as part of a restructuring agreement, approximately $3.3 million dollars of patient loans were taken back on November 30, 1999 by a finance company. Second, the Company's decision to sell loans means that the underlying loan portfolio decreases over time, since few loans are added to the portfolio.

Expenses
--------
Media, advertising and promotional fees were $327,567 and $344,486 for the quarters ended March 31, 2000 and 1999 respectively. This decrease relates primarily to the Company's third quarter decision to shift its media focus to the Internet and other more cost effective media sources. Media expenses, before other advertising and promotional fees, were $274,542 and $344,044 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of $69,502, or 20%. However, as a percentage of marketing revenue, media expenses were approximately 40% and 38% for the quarters ended March 31, 2000 and 1999 respectively. While the Company benefited from placement of more cost effective media, excess patients generated for certain physicians did not increase marketing revenue. As previously discussed, the Company needs to enroll, or upgrade physicians in the marketing program in select geographic areas where patient responses exceed the Company's contractual performance guarantees. In some cases, the print media cost, to generate patients for office visits with the physicians is 50% below past television expenses, on a per patient basis.

Internet advertising placed to generate patient leads was $18,742 for the quarter ended March 31, 2000. The Company did not incur web site advertising expenses in the first quarter of 1999. Internet leads currently comprise approximately 50% of all prospective patient leads.

Payroll expenses for sales and marketing personnel was $162,613 and $288,665 for the quarters ended March 31, 2000 and 1999,respectively, which represents a decrease of $126,052, or 44%. Staff reductions in the second half of 1999 led to this decrease. The Company made the reductions because it was over staffed based upon its volume of business and gains in operational efficiencies. The Company installed a predictive dialer to improve the efficiency of its in-bound and out-bound call management systems and related payroll expenses. The Company continues to save approximately 40% of payroll costs for telephone service representatives. In addition, fewer physicians in the marketing program required less staff members.

Telephone expenses for sales and marketing decreased to $47,733 from $57,435 for the quarters ended March 31, 2000 and 1999, respectively. However, as a percentage of marketing revenue and gain on sales of notes receivable, this represented an increase to 5.5% from 4.7% for the quarters ended March 31, 2000 and 1999, respectively. The increase relates primarily to the Company's transition to a new long distance carrier. The new carrier's contract includes higher fixed cost below minimum volume levels, but lower per unit costs on calls above the minimum. Management believes that the Company will save a minimum of 10% per month by the third quarter, provided certain volume levels are met.

Credit bureau expense was $39,755 and $51,474 for the quarters ended March 31, 2000 and 1999, respectively, which represented a decrease of $11,719, or 23%. Management believes that the decrease relates to less volume, and savings generated from the Company's negotiations for a lower cost per credit report.

Rent and utilities expenses were $33,760 and $26,702 for the quarters ended March 31, 2000 and 1999, respectively, which represented an increase of $7,058, or 26%. In March 2000, the Company agreed to pay its former landlord outstanding common area maintenance charges, and approximately $4,000 of the landlord's legal expenses. The Company signed a new lease at a new location with an April 1, 2000 start date. The new office space has approximately 40% more square feet of work space. Rent expense will increase an estimated $3,000 per month depending on utility costs, compared to the old building lease.

Payroll expenses for general and administrative personnel were $198,058 and $295,084 for the quarters ended March 31, 2000 and 1999 respectively, which represented a decrease of $97,026 or 33%. In December 1999, the Company reduced its staffing levels to more cost effective levels. Less doctors in the marketing program and a smaller loan portfolio require less support staff such as loan collections and servicing personnel.

Professional and consulting expenses were relatively flat at $112,716 and $98,065 for the quarters ended March 31, 2000 and 1999 respectively. The elimination of management and guarantee fees in 1999, saved $76,958 for the first quarter of 2000. However, these savings were offset by higher, professional fees related to being a public registrant with the Securities and Exchange commission. In addition, legal expenses for the first quarter of 1999 were lower based upon updated status of open litigation at that time.

Other general and administrative expenses were $122,397 and $166,446 for the quarters ended March 31, 2000 and 1999, respectively, which represented a decrease of $44,049. This expense decreased due to less volume and timing of expenditures for such things as office supplies and postage.

Interest expense was $70,300 and $475,699 for the quarters ended March 31, 2000 and 1999. Interest expense decreased because of the restructuring of the notes receivable and line-of-credit previously discussed. The interest expense decrease related to the restructuring was offset, in part, by the addition of $350,000 of convertible debt and promissory notes in the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------
During 1999 and through May 2000, investors contributed $1.7 million in cash for shares of the Company's common stock, and an additional $425,000 in short and intermediate term convertible debt and demand notes. These investments helped to fund the transition from the Company's prior primary media broker to new media brokers in 1999, and the transition to print media in 2000. The Company continues to pay cash in advance for most of its media, particularly print media.

To satisfy the need for a stronger balance sheet and additional operating capital, in February 2000, the Company signed a three-year agreement with an investment banker to raise, on a best efforts basis, a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. The investment banker's agreement includes an initial fee of $12,000 and $12,000 per calendar quarter commencing March 1, 2000, payable following the $5 million dollar minimum equity raise. As an inducement to enter into the agreement, the Company issued 750,0000 warrants to purchase the Company's common stock to the investment banker. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars, to issue up to a maximum of 2,250,000 additional warrants.


In conjunction with the investment bankers' efforts, the Company also signed agreements with two consulting firms for investor relations services, and an advertising firm. These additional services are key elements that the investment banker believes are necessary to raise additional equity financing. Additional capital is critical to the Company's ability to grow quickly, capture additional market share, and sustain it. Equally important, additional capital will provide the resources to improve the efficiency of the business systems and business model for the Company, and the physicians. Additionally, capital investments will provide the resources that will enable the Company to pursue orthodontics and cosmetic dentistry, hair replacement, and elective corrective eye surgery.

The Company's corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. Should the Company not be able to sell the loans, earnings would be adversely affected. Two finance companies currently purchase the majority of the Company's loans. Should the Company not be able to sell all of its loans or place the loans on a line-of-credit with a bank, marketing revenues would also be adversely affected.

While the outstanding balance on a$1 million line-of-credit with a bank at March 31, 200 was approximately $770,000, the Company is unable to borrow the additional balance up to the $1 million dollar limit. The underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. The Company needs to collect on certain delinquent loans so that the loans count in the "availability" formula. Based upon current delinquency of patients' payments, the Company needs to supply the bank with approximately $130,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. The bank provided a waiver of these covenant violations through March 31, 2000.

Management is currently seeking additional finance companies that want to purchase loans. We believe that additional finance companies will create a more competitive environment that will maintain or improve the yield on loan sales.

In addition to capital investments, the Company's working capital depends greatly on generating the contractually obligated number of patients for physicians and recent cost reduction programs. Recent success recruiting physicians combined with lower per patient media costs to generate patients for physicians, should improve the Company's operating results and working capital.

Cautionary Statement on Forward-Looking Statements:
---------------------------------------------------
Except for the historical information contained herein, certain of the matters discussed in this quarterly report on Form 10-QSB are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of physicians, changes in Food and Drug Administration regulations for breast implants, changes in the Federal Trade Commissions regulations on Internet privacy, competing effectively with existing and potential competitors and changes in interest rates.


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

II  OTHER INFORMATION

2. Changes in securities and use of proceeds

Intermediate and Short-term Convertible Debt
--------------------------------------------
In February and March 2000, a principal shareholder and two new shareholders invested a total of $150,000 as intermediate-term convertible debt, which bears interest at 12% per annum, and is payable with accrued interest in 18 months from the issuance date. The notes may be converted, at the holders' options, into common shares at the lower of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of conversion or the lowest rate at which new equity investors invest, with a minimum conversion price of $1.50 per share. Each note is callable by the Company after six months from the date of its issuance.

In February 2000, three shareholders agreed to invest a total of $75,000 as short-term debt that bears interest at 12% per annum for a period of 100 days. If the Company is unable to redeem these notes at maturity, the holders may convert, at their option, the short-term notes into intermediate-term convertible notes on the same basis and terms as described immediately above for the three notes issued in February and March 2000 to a principal shareholder and two new shareholders.

Additional Investor:
-------------------
In March 2000, an investor purchased for $150,000 a total of 100,000 shares of unregistered, restricted shares of common stock.

Proceeds From Debt and Common Stock
-----------------------------------
Proceeds received from intermediate and short-term debt and for common stock in the first quarter of 2000 were used primarily for working capital and payment of cash-in-advance media payments.

Investment Banker
-----------------
In February 2000, the Company signed a three-year agreement with an investment banker to raise a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. As an inducement to enter into the agreement, the Company issued 750,0000 warrants to purchase the Company's common stock to the investment banker. The 750,000 warrants were valued at $514,639 using the Black-Scholes options pricing model, and were included in other assets and additional paid-in-capital. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars, to issue up to a maximum of 2,250,000 additional warrants.

These warrants are exercisable at $2 per common share for a five-year period following the date of the agreement. The agreement includes anti-dilution provisions, registration rights, and cashless exercise provisions. Upon consummation of the $5 million equity raise, the investment banker is also entitled to designate a member of the Board of Directors of the Company.

Broker
------
The Company also signed an agreement with the broker who introduced the investment banker, referred to above. The broker is entitled to receive fees equal to 2.5% of those fees received by the investment banker, and 70,000 warrants to purchase the Company's common stock, upon the execution of the investment banker's agreement. These 70,000 warrants were valued at $48,672 using the Black-Scholes options pricing model, and were included in other assets and additional paid-in-capital. In addition, the Company agreed on a pro-rata basis for each dollar raised of the aggregate $5 million dollars by the investment banker, to issue up to a maximum of 210,000 additional warrants.

3. Defaults upon senior securities

On May 5, 1998, the Company entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At March 31, 2000 the balance due on this note was $180,000. The note is personally guaranteed by a principal shareholder of the Company. At March 31, 2000, the Company was in default under this note and the payee has instituted a lawsuit for repayment of the balance plus interest. The Company has countersued claiming inadequate performance in providing inbound teleservices. A judgment in the amount of $202,550 plus accrued interest has been entered against the Company for outstanding principal payments, interest and teleservices invoices. The judgement has been stayed, pending a hearing in the second quarter of 2000. The difference between the $180,000 principal balance and $202,550 judgment and additional accrued interest has been recorded as a liability by the Company and is included in accrued expenses in the financial statements for 2000. The additional expense was reflected in 1998.


6.  Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed in the first quarter.


    Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------

     10.1.1         Stroudsburg, Pennsylvania Building Lease
     10.1.2         Sands Brothers Engagement Letter
     10.1.3         Timothy C. DeHerrara Broker's Agreement
     11.1           Computation of Per Share Earnings
     15.1           Accountants' Review Report on Interim Financial Statements
     27.1           Financial Data Schedule



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.



Date:     May 15,2000                    /s/ Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Officer


Date:     May 15,2000                    /s/ Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer