Form 10QSB
period 2000-06-30
THATLOOK COM INC/NV
filed 2000-08-08
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2000.
                                                    --------------

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

                                 August 4, 2000
                                   29,123,440





                           thatlook.com, Inc.

                          INDEX TO FORM 10-QSB

ITEM
 NO.
-----------------------------------------------------------------------
I  FINANCIAL INFORMATION

  1. Financial Statements:

       Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999

       Consolidated Statements of Operations for three and six month periods ending June 30, 2000 and June 30, 1999 (unaudited)

       Consolidated Statements of Cash Flows six month periods ending June 30, 2000 and June 30, 1999 (unaudited)

       Notes to Financial Statements

 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II  OTHER INFORMATION

 1. Legal Proceedings

 2. Changes in securities and use of proceeds

 3. Defaults upon senior securities

 4. Submission of Matters to a Vote of Security Holders

 5. Other Information.

 6. Exhibits and Reports on Form 8-K

SIGNATURES
















                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                           Page 1 of 2



                                                 June 30,    December 31,
                                                   2000         1999
                                               (Unaudited)
                                               ----------    ---------
                        -ASSETS-

CURRENT ASSETS

Cash                                            $  223,494    $  63,471
Accounts receivable - finance company              122,129       73,827
Accounts receivable, net of allowance of $100,465
 and $25,465 respectively.                         447,042       75,672
Notes receivable, net of allowance of $69,177
 and $72,336 respectively.                         334,547      393,376
Interest receivable                                  6,947       22,903
Loan receivable, shareholder                        14,000       14,000
Subscription receivable                               -         300,000
Prepaid advertising                              2,467,151      133,162
Prepaid expenses and other assets                  290,100      204,449
Deferred offering costs                            825,273         -
                                                 ---------    ---------
Total Current Assets                             4,730,683    1,280,860

Fixed assets - net                                 534,130      370,506
Notes receivable, net of allowance of $78,008
 and $128,596 respectively.                        391,509      700,746
Prepaid advertising                              2,778,333         -
                                                ----------   ----------
Total Assets                                    $8,434,655   $2,352,112
                                                ==========   ==========












The accompanying notes are an integral part of these consolidated financial statements.



                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                             Page 2 of 2

                                                 June 30,    December 31,
                                                   2000         1999
                                               (Unaudited)
                                                ----------    ---------

         - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES
Lines-of-credit payable                         $  666,179   $  885,367
Current Portion of:
  Notes payable                                    276,717      203,000
  Capital lease obligations                         30,474       38,364
  Notes payable - shareholders                      50,000         -
Accounts payable                                   728,919      688,143
Accrued expenses                                   216,512      285,473
Payroll and payroll taxes payable                   38,671       45,600
Other liabilities                                   70,525      263,495
                                                ----------   ----------
Total Current Liabilities                        2,077,997    2,409,442

Convertible subordinated debentures              1,855,138    1,873,297
Notes payable                                      112,129         -
Capital lease obligations                           10,102       22,700
Notes payable - shareholders                       425,000         -
                                                ----------   ----------
Total liabilities                                4,480,366    4,305,439
                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value,
  30,000,000 shares authorized,
  no shares issued or outstanding
  at June 20, 2000 and December 31, 1999,
  respectively.                                      -             -
Common stock, $.001 par value, 50,000,000
  shares authorized, and 27,659,101
  and 15,880,874 shares issued
  and outstanding at June 30, 2000
  and December 31, 1999, respectively               27,659       15,881
 Additional paid-in-capital                     10,667,570    4,258,276
 Accumulated deficit                            (6,740,940)  (6,227,484)
                                                ----------   ----------
 Total Stockholders' equity (deficit)            3,954,289   (1,953,327)
                                                ----------   ----------
 Total Stockholders' equity and liabilities     $8,434,655   $2,352,112
                                                ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
               For Three Months Ended June 30, 2000 and 1999
               ---------------------------------------------


                                                  2000         1999
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   816,314  $   907,929
  Gain on sale of notes receivable                262,835      353,659
  Other                                            34,298       64,536
                                              -----------  -----------
TOTAL REVENUE                                   1,113,447    1,326,124
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                395,203      354,046
  Payroll and payroll taxes                       193,269      282,907
  Telephone                                        39,090       55,765
  Credit reporting services                        33,731       40,111
  Other                                             7,461        5,245
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES                668,754      738,074
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                23,684       33,975
 Payroll and payroll taxes                        183,975      255,306
 Professional and consulting                      147,804      147,709
 Other                                            159,483      138,449
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         514,946      575,439
                                              -----------  -----------

OTHER EXPENSES:
 Interest, net                                     39,487       86,943
 Bad debts                                        141,220       75,334
                                              -----------  -----------
TOTAL OTHER EXPENSES                              180,707      162,277
                                              -----------  -----------
TOTAL EXPENSES                                  1,364,407    1,475,790
                                              -----------  -----------
NET LOSS                                      $  (250,960) $  (149,666)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.02) $     (0.01)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   16,457,724   11,403,538
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
                For Six Months Ended June 30, 2000 and 1999
                -------------------------------------------

                                                  2000         1999
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $ 1,503,480  $ 1,802,519
  Gain on sale of notes receivable                443,955      682,318
  Other                                            59,867      109,098
                                              -----------  -----------
TOTAL REVENUE                                   2,007,302    2,593,935
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                722,770      697,916
  Payroll and payroll taxes                       355,882      586,600
  Telephone                                        86,823      113,200
  Credit reporting services                        73,486       91,585
  Other                                            15,194       28,848
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES              1,254,155    1,518,149
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                57,444       62,608
 Payroll and payroll taxes                        382,033      538,312
 Professional and consulting                      260,520      246,399
 Other                                            281,880      294,727
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         981,877    1,142,046
                                              -----------  -----------

OTHER EXPENSES:
 Interest, net                                     74,802      195,623
 Bad debts                                        209,924      158,321
                                              -----------  -----------
TOTAL OTHER EXPENSES                              284,726      353,944
                                              -----------  -----------
TOTAL EXPENSES                                  2,520,758    3,014,139
                                              -----------  -----------
NET LOSS                                      $  (513,456) $  (420,204)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.03) $     (0.04)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   16,072,581   11,403,538
                                              ============ ===========
The accompanying notes are an integral part of these consolidated financial statements.

                      thatlook.com, Inc. and Subsidiaries
                      -----------------------------------
                     Consolidated Statements of Cash Flows        Page 1 of 2
                     -------------------------------------
                For The Six Months Ended June 30, 2000 and 1999
                -----------------------------------------------
                                                      2000           1999
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (513,456)   $  (420,204)
 Adjustments to reconcile net loss to net
 cash(used in) operating activities:
  Depreciation                                        70,205         47,575
  Bad debts                                          209,924        158,321
  Issuance of common stock for payment
   of services                                        12,908           -
Changes in assets and liabilities:
  (Increase)in accounts and
  interest receivable                               (388,716)      (459,777)
  (Increase) in other assets                        (196,973)       (88,207)
  Increase in accounts payable                        40,776        585,936
  (Decrease)Increase in accrued expenses             (68,961)         2,652
  (Decrease)in payroll and payroll
  taxes payable                                       (6,929)       (16,349)
  Increase in other liabilities                      119,837         96,121
                                                  ----------    -----------
Net cash(used in)operating activities               (721,385)       (93,932)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable purchased                       (2,423,937)    (4,950,612)
 Notes receivable sold                             2,406,787      4,671,941
 Proceeds from collection of notes receivable        188,296      1,341,420
 Acquisition of fixed assets                        (245,249)       (19,060)
                                                  ----------    -----------
   Net cash (used in) provided by investing
   activities                                        (74,103)     1,043,689
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit                  (219,188)    (1,208,159)
 Borrowings from shareholders                        325,000        220,000
 Borrowings from other debt                          226,659         45,000

 Repayments of notes payable                         (79,460)       (35,802)
 Issuance of common stock                            702,500         17,000
                                                  ----------    -----------
   Net cash provided by(used in)
   financing activities                              955,511       (961,961)
                                                  ----------    -----------
NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS   160,023        (12,204)
 Cash and cash equivalents, beginning of period       63,471        202,340
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  223,494    $   190,136
                                                  ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Cash Flows       Page 2 of 2
                   -------------------------------------
             For The Six Months Ended June 30, 2000 and 1999
             -----------------------------------------------

                                                    2000         1999
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for
  Interest                                       $   110,995     $  693,849
                                                  ==========     ==========
  Taxes                                          $     -         $    -
                                                  ==========     ==========


SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITY:

Common Stock and Warrants issued for
 prepaid investment banking services             $   825,273     $    -

                                                  ==========     ==========
Common Stock issued for prepaid
 advertising                                     $ 5,001,000     $    -
                                                  ==========     ==========

Common Stock issued for other assets             $   159,400     $    -
                                                  ==========     ==========
Prepaid Advertising in exchange for
 Note payable                                    $   150,000     $    -
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


                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 1 - In the opinion of management, the accompanying unaudited and consolidated financial statements of thatlook.com, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for all periods presented.

The accounting policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's notes to consolidated financial statements included therein.

The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been restated to conform with the presentation for the periods ended June 30, 2000.

NOTE  2  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc., through one of its subsidiaries, is in the business of direct response marketing through radio, television and the Internet. The Company's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, the Company refers the patients generated from its marketing programs to participating physicians who pay a monthly marketing fee.

NOTE 3  -  MEDIA BROKER:

In June 2000, the Company agreed to issue to a media broker 11,250,000 unregistered, restricted common stock in return for advertising and media credits, and public relations totaling $30 million. The credits span a vast array of media from which the Company can choose, including network and cable television spots, radio time, space in over 200 magazines, Internet Web sites, billboards and other promotional venues. Based upon the discounted amount of the Company's past media placements relative to published rate card amounts (which is the maximum published rate available), the Company discounted the value of the advertising and media credits to a level the Company believes depicts fair value. Thus, the transaction was recorded at $5,001,000. The agreement also includes a provision for an additional $10 million of advertising and media credits, and public relations in exchange for shares of unregistered, restricted common stock, at a value per share to be mutually agreed at the time of the exchange.

NOTE 4  -  INVESTMENT BANKER AND RELATED AGREEMENTS:

In conjunction with an investment bankers' efforts to raise $5 million dollars in equity financing, the investment banker believes that the agreements detailed below are necessary elements that are required to raise additional equity financing.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 4  -  INVESTMENT BANKER AND RELATED AGREEMENTS (Continued):

In April 2000, the Company signed an agreement with a consulting firm to provide investor relations and related Internet services. For these services, the consulting firm's fee is payable with up to 400,000 warrants to purchase the Company's common stock. The warrants will be issued after the Company's common stock average closing price reaches certain levels and average daily trading volume is in excess of 100,000 shares. The warrants were valued at $10,217.

In April 2000, the Company signed an agreement with a second consulting firm to provide investor relations services. For these services, the consulting firm's fee includes the issuance of 70,000 shares of common stock, 100,000 warrants to purchase the Company's common stock at $3.00 per share, and 100,000 warrants to purchase the Company's common stock at $3.50 per share. The warrants remain exercisable for five years. The common stock and warrants were valued at $139,545.

In April 2000, the Company signed an agreement with an advertising firm to provide advertising and promotional services. The Company issued 67,000 shares of common stock as payment for these services, which were valued at $75,000 according to the stated value in the agreement.

NOTE  5  -  PATIENT IMAGING SOFTWARE:

Patient's Personal Imaging Software
-----------------------------------
In April 2000, the Company signed a $30,000 agreement with a software development company to tailor the development company's patient imaging software, so that prospective patients can download and use the software for a period of time. The software became available for patients in July 2000.

Physician's Professional Imaging Software
-----------------------------------------
In May 2000, the Company signed an agreement with a software development company to purchase an advanced professional version of its patient imaging software for use by physicians in their offices. As payment for this software, the software company was issued 110,000 shares of common stock valued at $159,400.

NOTE  6   -  LINE-OF-CREDIT:

The Company utilizes a line-of-credit with a bank to fund notes receivable purchases. The line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (9.75% at June 30, 2000) plus 4%, totaling an annual rate of 13.75% at June 30, 2000. This line-of-credit is collateralized by certain notes receivable and is guaranteed by the Company's principal shareholder. The amount outstanding under this line-of-credit as of June 30, 2000 was $666,179. As of June 30, 2000, the Company was not in compliance with certain of the restrictive covenants. However, the Company received a waiver of these restrictive covenants through July 31, 2000, but the bank reserved the right to enforce the covenants after July 31, 2000.


                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 7 - CAPITAL TRANSACTIONS:

Stock Issuance
--------------
In May 2000, a principal shareholder invested an additional $250,000 for 166,667 shares of unregistered, restricted common stock and 166,667 warrants to purchase common stock. The warrants have an exercise price of $4.00 per share and remain exercisable for five years.

Preferred Stock
---------------
At the Annual Shareholders' Meeting in June 2000, the shareholders approved the amendment of the Company's Articles of Incorporation to authorize a class of 30,000,000 shares of preferred stock to be issued in such series and with such dividend, voting and other rights and preferences as the Board of Directors shall determine.

Stock Compensation Plan:
-----------------------
In August 1999, the Company adopted the 1999 Stock Incentive Plan to provide employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company as an incentive to remain in such service. The Company reserved 1,250,000 shares for the incentive plan. The following table summarizes the status of options in the plan to purchase "unrestricted,""registered" shares of common stock for the six months ended June 30, 2000:
                                       Shares
Outstanding at 1/1/00                 380,250
Granted                               548,500
Exercised                                -
Forfeited                             (15,625)
Outstanding at  6/30/00               913,125

The exercise price of each option equals the market price of the Company's stock on the date of grant, or an amount that exceeds the closing price on the date of grant. The options were issued with various terms, not to exceed ten years. Employee and officer options generally vest 25% on the first anniversary after the grant date, and 2.0833% per month thereafter. Options for members of the board of directors and consultants vest over varying terms, in some cases immediately, but generally over one to three years.

NOTE 8  -  SUBSEQUENT EVENTS:

Neuer Internet Stock Exchange Listing
-------------------------------------
In July 2000, the Company's board of directors authorized the listing of the Company's common stock on the Neuer Internet Stock Exchange, based in Hamburg, Germany. The board authorized the Company's Chief Executive Officer to complete and sign such documentation as may be necessary to accomplish the listing.




NOTE 8  -  SUBSEQUENT EVENTS(Continued):

Marketing Consultant
--------------------
In July 2000, the Company agreed to issue 750,000 shares of registered common stock on Form S-8 filed with the Securities and Exchange Commission to a marketing consultant in exchange for consulting and media buyer services. The marketing consultant is the sole shareholder of the company that agreed in June 2000 to provide media broker services in exchange for 11,250,000 million shares of common stock.

Stock Issuance
--------------
In July 2000, a principal shareholder exercised a right to acquire 800,000 shares of unregistered, restricted common stock, according to a December 1999, warrant agreement. The warrant agreement included a cashless exercise provision, which the shareholder utilized. Thus, 84,211 shares were used to pay for the shares in the warrant agreement, and 715,789 shares were issued to the shareholder.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2000.

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

The financial information presented herein, includes: (i) Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999; (ii) Consolidated Statements of Operations (Unaudited) for the three month and six month periods ended June 30, 2000 and 1999 and (iii) Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS:
----------------------
Overview
--------
Operating results for the second quarter ending June 30, 2000 continued to show strong consecutive quarter growth in revenues, while also showing declining losses. The restructuring plan initiated in the second half of 1999 continued to yield positive results. The Company created a three-tiered pricing structure for its physician marketing program, expanded its multi-media selection to include Internet marketing and additional print advertising (e.g. magazines), and reduced operating, payroll and interest expenses. Since the fourth quarter of 1999, revenues increased by 69%, while operating expenses decreased by 8%. After one or two quarters, management believes that the Company will be positioned to average 20 - 30% consecutive quarter revenue growth in the future for three reasons. First, the physicians participating in our marketing program can be expanded dramatically from the present level, and still represent only a small portion of the overall elective cosmetic procedure marketplace. Second, the recent signing of an agreement to issue 11,250,000 shares of common stock in exchange for $30 million dollars of advertising and media credits, and public relations provides the financial resources necessary to capture and dominate this marketplace. The $30 million dollars was calculated using published rate card amounts which is the maximum published rate available. Third, in addition to our regular programs, the recent addition of the ThatNewLook software will help the Company to accelerate both the rate at which it adds physicians to our network and the rate at which we generate patients for our doctors. The professional version of the software enables physicians to work with their patients via computer imaging to define the exact look the patients seek. The personal version, downloadable from our web site, enables consumers to perform virtual cosmetic procedures on their own images at home to see what changes might look like.

The effect of these three changes may not be realized immediately. It may take one to two quarters, or more, to dramatically increase the physician base and media spending, using the new advertising and media credits. The media credits primarily become available starting in September 2000. As we add to the physician base in the third quarter, management believes the Company will experience substantial revenue growth in the latter part of the fourth quarter.

Plan of Operation - Comparison of Quarters Ended June 30, 2000 and 1999
----------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $816,314 and $907,929 for the quarters ended June 30, 2000 and 1999 respectively, which represented a 10% decrease. Marketing fee revenues were $1,503,480 and $1,802,519 for the six-month periods ended June 30, 2000 and 1999 respectively, which represented a 17% decrease. The decreases relate primarily to the Company's decision to reduce the number of physicians in its marketing program and the switch to a three-tiered pricing structure. These reductions and pricing changes were made to optimize the number of patients that were generated for the physicians, compared to the advertising expenses incurred. These changes enabled the Company to switch to a more flexible marketing program that could be implemented more effectively for physicians new to the program and physicians located in smaller media markets.

The key challenge for the Company is to enroll, or upgrade, physicians in the marketing program in select geographic areas where patient responses exceed the Company's contractual performance guarantees. The new, tiered-pricing structure enables the Company to tailor its marketing efforts to a physician's expectations and the physician's individual geographical market. In addition to the change to a tiered pricing program, the Company now typically defers collection of marketing fee revenues for the first three months on new contracts. Previously, new physicians had to pay cash-in-advance. This new payment plan more closely matches proceeds the physicians receive from surgeries with the payments for generating patients. In short, replacing prepayments with deferred payments, eliminates the biggest deterrent to enroll in the marketing program. Management believes that, with new patient imaging software, tiered pricing, and deferred payments, it can dramatically increase the size of its physician base.


Gains on sale of notes receivable were $262,835 and $353,659 for the quarters ended June 30, 2000 and 1999 respectively, which represented a decrease of 26%. Gains on sale of notes receivable were $443,955 and $682,318 for the six-month periods ended June 30, 2000 and 1999 respectively, which represented a decrease of 35%. Loan volume started to decrease in the Fall of 1999 due to changes in the number of physicians and the transition to new marketing media. The number of surgeries lags marketing revenue by one to three months. The yield on loan sales, as a percentage of face value, was 12.4% in the second quarter of 2000, as compared to 10.1% for the second quarter of 1999. The yield on loan sales, as a percentage of face value, was 12.9% for the six-month period ended June 30, 2000, as compared to 10.8% for the six-month period ended June 30, 1999. As the Company increases it physician base and media spending, loan volume will increase, thus creating the need for additional finance companies to purchase the patients loans. These new finance companies may have different lending criteria and possibly higher or lower loan purchase rates, which may lead to a higher or lower yield on loan sales.

Expenses
--------
Media, advertising and promotional fees were $395,203 and $354,046 for the quarters ended June 30, 2000 and 1999 respectively. Media, advertising and promotional fees were $722,770 and $697,916 for the six-month periods ended
June 30, 2000 and 1999 respectively.   The increase in the second quarter
relates primarily to additional promotional fees. Media expenses, before other advertising and promotional fees, were $301,530 and $345,006 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of $43,476, or 13%. Media expenses, before other advertising and promotional fees, were $576,072 and $689,050 for the six-month periods ended June 30, 2000 and 1999, respectively, a decrease of $112,978, or 16%. However, as a percentage of marketing revenue, media expenses were approximately 37% and 38% for the quarters ended June 30, 2000 and 1999 respectively. While the Company continues to benefit from placement of more cost effective media, excess patients generated for certain physicians does not increase marketing revenue. As previously discussed, the Company needs to enroll, or upgrade physicians in the marketing program in select geographic areas where patient responses exceed the Company's contractual performance guarantees. In some cases, the print media cost, to generate patients for office visits with the physicians is 50% below past television expenses, on a per patient basis.

Internet advertising placed to generate patient leads was $12,004 and $5,634 for the quarters ended June 30, 2000 and 1999, respectively. Internet advertising placed to generate patient leads was $30,746 and $5,634 for the six-month periods ended June 30, 2000 and 1999, respectively. The Company did not incur web site advertising expenses in the first quarter of 1999.

Payroll expenses for sales and marketing personnel was $193,269 and $282,907 for the quarters ended June 30, 2000 and 1999,respectively, which represents a decrease of $89,638, or 32%. Payroll expenses for sales and marketing personnel was $355,882 and $586,600 for the six-month periods ended June 30, 2000 and 1999,respectively, which represents a decrease of $230,718, or 39%. Staff reductions in the second half of 1999 led to these decreases. The Company made the reductions because it was over staffed based upon its volume of business and gains in operational efficiencies. The Company installed a predictive dialer to improve the efficiency of its in-bound and out-bound call management systems and related payroll expenses. The Company continues to save approximately 40% of payroll costs for telephone service representatives. In addition, fewer physicians in the marketing program required less staff members.

Telephone expenses for sales and marketing decreased to $39,090 from $55,765 for the quarters ended June 30, 2000 and 1999, respectively. Telephone expenses for sales and marketing decreased to $86,823 from $113,200 for the six-month periods ended June 30, 2000 and 1999, respectively. However, as a percentage of total revenue, this represented a decrease from 4.2% to 3.5% for the quarters ended June 30, 2000 and 1999, respectively. The decrease relates primarily to the Company's transition to a new long distance carrier. The new carrier's contract includes higher fixed cost below minimum volume levels, but lower per unit costs on calls above the minimum. Management believes that the Company will earn these savings provided certain volume levels are met.

Credit bureau expense was $33,731 and $40,111 for the quarters ended June 30, 2000 and 1999, respectively, which represented a decrease of $6,380, or 16%. Credit bureau expense was $73,486 and $91,585 for the six-month periods ended June 30, 2000 and 1999, respectively, which represented a decrease of $18,099,or 20%. The decrease relates to less volume and lower costs per credit report.

Rent and utilities expenses were $23,684 and $33,975 for the quarters ended June 30, 2000 and 1999, respectively, which represented a decrease of $10,291, or 30%. Rent and utilities expenses were $57,444 and $62,608 for the six-month periods ended June 30, 2000 and 1999, respectively, which represented a decrease of $5,164, or 8%. The Company began leasing a new location, starting April 1, 2000. The new office space has approximately 40% more square feet of work space. Rent expense has been slightly lower due to lower year-to-date utility costs, compared to the prior building lease. Management believes that the current location will have higher utility costs, particularly as new employees and equipment are added.

Payroll expenses for general and administrative personnel were $183,975 and $255,306 for the quarters ended June 30, 2000 and 1999 respectively, which represented a decrease of $71,331 or 28%. Payroll expenses for general and administrative personnel were $382,033 and $538,312 for the six-month periods ended June 30, 2000 and 1999 respectively, which represented a decrease of $156,279 or 29%. In December 1999, the Company reduced its staffing levels to more cost effective levels. Less doctors in the marketing program and a smaller loan portfolio require less support staff such as loan collections and servicing personnel.

Professional and consulting expenses were $147,804 and $147,709 for the quarters ended June 30, 2000 and 1999 respectively. Professional and consulting expenses were $260,520 and $246,399 for the six-month periods ended June 30, 2000 and 1999 respectively. The elimination of management and guarantee fees in 1999, saved $154,240 during the first and second quarters of 2000. However, these savings were offset by higher consulting and legal fees related primarily to being a public registrant with the Securities and Exchange commission.

Other general and administrative expenses were $159,483 and $138,449 for the quarters ended June 30, 2000 and 1999, respectively, which represented an increase of $21,034, or 15%. Other general and administrative expenses were $281,880 and $294,727 for the six-month periods ended June 30, 2000 and 1999, respectively, which represented a decrease of $12,847, or 4%. This expense increased in the second quarter primarily due to depreciation expense for fixed asset additions, such as the predictive dialer.


Interest expense was $74,029 and $401,958 for the quarters ended June 30, 2000 and 1999. Interest expense was $144,329 and $877,657 for the six-month periods ended June 30, 2000 and 1999. Interest expense decreased following a December 1999 balance sheet restructuring. As part of the restructuring, a finance company purchased patients' notes receivable to pay down a line-of-credit, which was collateralized by the notes receivable. In addition, the Company converted notes payable to equity. Most importantly, the balance sheet restructuring significantly reduced high, interest-rate, debt. The interest expense decrease related to the restructuring was offset, in part, by the addition of $525,000 of convertible debt and promissory notes in the first two quarters of 2000.

This restructuring also led to a significant decline in interest income. Interest income was $34,542 and $315,015 for the quarters ended June 30, 2000 and 1999 respectively. Interest income was $69,527 and $682,039 for the six-month periods ended June 30, 2000 and 1999 respectively. Two issues explain the large decrease. First, as part of a restructuring agreement, approximately $3.3 million dollars of patient loans were taken back on November 30, 1999 by a finance company. Second, the Company's decision to sell loans means that the underlying loan portfolio decreases over time, since few loans are added to the portfolio.

Bad debt expense was $141,220 and $75,334 for the quarters ended June 30, 2000 and 1999. Bad debt expense was $209,924 and $158,321 for the six-month periods ended June 30, 2000 and 1999. The increase relates primarily to increases in the reserve for doubtful accounts. The Company's restructuring plans included staff reductions in the collection department, which negatively impacted patients payments. The Company plans to outsource the majority of the collections beginning in the third quarter, which should curtail the erosion of the quality of the loan portfolio. The Company's needs for a collection staff has been declining due to its strategy to sell loans to recognize the gain on sale.

Liquidity and Capital Resources
-------------------------------
The Company's balance sheet, particularly working capital and stockholders' equity, improved dramatically with the signing of an agreement to issue 11,250,000 million shares of common stock in exchange for $30 million dollars of advertising and media credits. This new agreement provides the financial resources necessary to capture and dominate the elective cosmetic surgery marketplace. While the $30 million dollars was calculated using published rate card amounts, which is the maximum published rate available, the Company's discounted valuation of these credits provided an additional $5,001,000 of assets and additional paid-in-capital. The agreement also includes a provision for an additional $10 million of advertising and media credits in exchange for shares of unregistered, restricted common stock, at a value per share to be mutually agreed at the time of the exchange.

Management continues to work closely with the investment banker that it hired in February 2000. The investment banker was hired to raise, on a best efforts basis, a minimum of $5 million dollars of additional equity, and to increase the number of lenders that purchase loans from the Company. Management is optimistic that additional capital will be raised by the beginning of the fourth quarter, but cannot make any guarantees. Additional capital will provide the resources to improve the efficiency of the business systems and business model for the Company, and the physicians.

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

While the outstanding balance on a $1 million line-of-credit with a bank at June 30, 200 was $666,179, the Company is unable to borrow the additional balance up to the $1 million dollar limit. The underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. The Company needs to collect on certain delinquent loans so that the loans count in the "availability" formula. Based upon current delinquency of patients' payments, the Company needs to supply the bank with approximately $195,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. The bank provided a waiver of these covenant violations through July 31, 2000, but reserves its rights to enforce the covenants after July 31, 2000.

In the third and fourth quarters of 2000, increased media spending and other operating expenses will be incurred before marketing revenue and gains on sales of loans will be earned. This is because patient appointments with physicians and patient surgeries typically lag media spending by one to three months. Therefore, as the Company grows in the third and fourth quarters, the cash savings from use of the media credits will used to fund other working capital needs.

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

II  OTHER INFORMATION

1. Legal Proceedings

Active Litigation; Defendant
----------------------------
On May 5, 1998, the Company entered into an agreement with Tenenbaum's Travel Service, Inc. to borrow $200,000 with an interest rate of 15% per annum, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At June 30, 2000 the balance due on this note was $180,000. The note is personally guaranteed by a principal shareholder. At June 30, 2000, the Company was in default under this note and the payee instituted a lawsuit for repayment of the balance plus interest.
The Company has countersued claiming inadequate performance in providing inbound teleservices. There is a Complaint in Confession of Judgment and Confession of Judgment were filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania (Case #250-L-1999). The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com (f/k/a Cooperative Images, Inc.) on February 19, 1999, in the amount of $202,550.00, plus interest and costs until paid. Thatlook.com has filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999 (Case #250-L-1999). This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. Consequential damages in the potential Counterclaim are in excess of the liability. The judgment has been stayed pending a hearing at an undetermined date in the future.

2. Changes in securities and use of proceeds

Proceeds From Debt and Common Stock
-----------------------------------
Proceeds received from intermediate and short-term debt and for common stock in the second quarter of 2000 were used primarily for working capital and payment of cash-in-advance media payments.

Investment Banker
-----------------
In conjunction with the investment bankers' efforts to raise $5 million dollars in equity financing, the investment banker believes that the agreements detailed below are necessary elements that are required to raise additional equity financing.

In April 2000, the Company signed an agreement with a consulting firm to provide investor relations and related Internet services. For these services, the consulting firm's fee is payable with up to 400,000 warrants to purchase the Company's common stock. The warrants will be issued after the Company's common stock average closing price reaches certain levels and average daily trading volume is in excess of 100,000 shares. The warrants were valued at $10,217.

In April 2000, the Company signed an agreement with a second consulting firm to provide investor relations services. For these services, the consulting firm's fee includes the issuance of 70,000 shares of common stock, 100,000 warrants to purchase the Company's common stock at $3.00 per share, and 100,000 warrants to purchase the Company's common stock at $3.50 per share. The warrants remain exercisable for five years. The common stock and warrants were valued at $139,545.

In April 2000, the Company signed an agreement with an advertising firm to provide advertising and promotional services. The Company issued 67,000 shares of common stock as payment for these services, which were valued at $75,000 according to the stated value in the agreement.

3. Defaults upon senior securities

On May 5, 1998, the Company entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At June 30, 2000 the balance due on this note was $180,000. The note is personally guaranteed by a principal shareholder of the Company. At June 30, 2000, the Company was in default under this note and the payee has instituted a lawsuit for repayment of the balance plus interest. The Company has countersued claiming inadequate performance in providing inbound teleservices. A judgment in the amount of $202,550 plus accrued interest has been entered against the Company for outstanding principal payments, interest and teleservices invoices. The judgment has been stayed, pending a hearing at an undetermined future date. The difference between the $180,000 principal balance and $202,550 judgment and additional accrued interest has been recorded as a liability by the Company and is included in accrued expenses in the financial statements for 2000.

4.  Submission of Matters to a Vote of Security Holders

On June 27, 2000, at an Annual Shareholder Meeting, shareholders representing 11,865,890 shares, either in person or by proxy, constituting 72.8% of the shares issued and outstanding as of the record date, June 6, 2000.

Shareholders voted on the following matters:

a. Reelection to the Board of Directors of the current four directors:  Gerard
A. Powell, Lawrence T. Simon, Saul S. Epstein, and Richard Gwinn.
b. Approval of the Company's 1999 Stock Incentive Plan.
c. Approval to amend the Company's Articles of Incorporation to authorize a class of 30,000,000 shares of preferred stock to be issued in such series and with such dividend, voting and other rights and preferences as the Board of Directors shall determine.
d. Approval to amend the Company's Articles of Incorporation to provide that the Board of Directors shall consist of no less than three members and no more than nine members, and that, to the extent permitted by the laws of the State of Nevada, the Board of Directors shall have the authority to appoint directors to fill all open positions on the board.

The following Election Report was filed by the Inspector of the Election:

a. With respect to the election of the Board of Directors, each director received in excess of 8,308,345 votes. Thus, each director received a plurality of the votes and was elected.
b. With respect to the 1999 Stock Incentive Plan, the votes were 11,865,890 for and zero against.
c. With respect to amending the Company's Articles of Incorporation to authorize the new class of preferred stock, the votes were 11,865,890 for and zero against.
d. With respect to amending the Company's Articles of Incorporation to clarify the composition of the board, and to authorize the board to fill any vacant positions, the votes were 11,865,890 for and zero against.

As of the date of this report, the Board of Directors has not designated the rights and preferences of our class of preferred stock.

5.  Other Information

    None, not applicable.

6.  Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed in the second quarter.

    Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------

     10.1.1         Zazoff Associates, Inc. Consulting Agreement
     10.1.2         Sale of Technology Agreement
     10.1.3         Gulf Atlantic Publishing, Inc. Agreement
     10.1.4         Sivla, Inc.
     11.1           Computation of Per Share Earnings
     27.1           Financial Data Schedule


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.



Date:     August 7,2000                  /s/ Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Officer


Date:     August 7,2000                  /s/ Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer