Form 10QSB
period 2000-09-30
THATLOOK COM INC/NV
filed 2000-11-01
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2000.
                                                    ------------------

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

                                 November 1, 2000
                                   29,524,471





                           thatlook.com, Inc.

                          INDEX TO FORM 10-QSB

ITEM
 NO.
-----------------------------------------------------------------------
I  FINANCIAL INFORMATION

  1. Financial Statements:

       Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999

       Consolidated Statements of Operations for three and nine month periods ending September 30, 2000 and September 30, 1999 (unaudited)


       Consolidated Statements of Cash Flows nine month periods ending September 30, 2000 and September 30, 1999 (unaudited)


       Notes to Financial Statements

 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II  OTHER INFORMATION

 1. Legal Proceedings

 2. Changes in securities and use of proceeds

 3. Defaults upon senior securities

 4. Submission of Matters to a Vote of Security Holders

 5. Other Information

 6. Exhibits and Reports on Form 8-K

SIGNATURES
                         thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------

                                                           Page 1 of 2



                                              September 30, December 31,
                                                   2000         1999
                                               (Unaudited)
                                               ----------    ---------
                        -ASSETS-

CURRENT ASSETS

Cash                                            $  192,858    $  63,471
Accounts receivable - finance company              113,694       73,827
Accounts receivable, net of allowance of $80,000
 and $25,465 respectively.                         418,141       75,672
Notes receivable, net of allowance of $48,889
 and $72,336 respectively.                         306,216      393,376
Interest receivable                                  6,020       22,903
Loan receivable, shareholder                        14,000       14,000
Subscription receivable                               -         300,000
Prepaid advertising                              3,995,819      133,162
Prepaid expenses and other assets                  347,455      204,449
                                                 ---------    ---------
Total Current Assets                             5,394,203    1,280,860

Fixed assets - net                                 529,161      370,506
Notes receivable, net of allowance of $41,647
 and $128,596 respectively.                        271,386      700,746
Prepaid advertising                              1,526,126         -
                                                ----------   ----------
Total Assets                                    $7,720,876   $2,352,112
                                                ==========   ==========
















The accompanying notes are an integral part of these consolidated financial statements.
                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                                            Page 2 of 2

                                              September 30,  December 31,
                                                   2000         1999
                                               (Unaudited)
                                                ----------    ---------

         - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES
Lines-of-credit payable                         $  581,080   $  885,367
Current Portion of:
  Notes payable                                    265,777      203,000
  Capital lease obligations                         28,275       38,364
  Notes payable - shareholders                     330,000         -
Accounts payable                                   681,651      688,143
Accrued expenses                                   346,323      285,473
Payroll and payroll taxes payable                   58,195       45,600
Other liabilities                                   90,174      263,495
                                                ----------   ----------
Total Current Liabilities                        2,381,475    2,409,442

Convertible subordinated debentures              1,855,138    1,873,297
Notes payable                                       81,542         -
Capital lease obligations                           20,296       22,700
Notes payable - shareholders                       275,000         -
                                                ----------   ----------
Total liabilities                                4,613,451    4,305,439
                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value,
  30,000,000 shares authorized,
  no shares issued or outstanding                    -             -
Common stock, $.001 par value, 50,000,000
  shares authorized, and 29,224,471
  and 15,880,874 shares issued
  and outstanding at September 30, 2000
  and December 31, 1999, respectively               29,224       15,881
 Additional paid-in-capital                     11,327,757    4,258,276
 Accumulated deficit                            (8,249,556)  (6,227,484)
                                                ----------   ----------
 Total Stockholders' equity (deficit)            3,107,425   (1,953,327)
                                                ----------   ----------
 Total Stockholders' equity and liabilities     $7,720,876   $2,352,112
                                                ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
           For The Three Months Ended September 30, 2000 and 1999
           ------------------------------------------------------

                                                  2000         1999
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   666,370  $   678,345
  Gain on sale of notes receivable                177,682      272,262
  Other                                            19,238      106,288
                                              -----------  -----------
TOTAL REVENUE                                     863,290    1,056,895
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                536,038      422,611
  Payroll and payroll taxes                       217,037      271,674
  Telephone                                        26,433       47,861
  Credit reporting services                        26,692       15,533
  Other                                            43,410       25,888
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES                849,610      783,567
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                25,620       38,677
 Payroll and payroll taxes                        152,184      266,098
 Professional and consulting                      157,652      133,118
 Other                                            212,234      178,074
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         547,690      615,967
                                              -----------  -----------
OTHER EXPENSES (INCOME):
 Interest expense                                  75,671      368,662
 Interest income                                  (29,840)    (266,721)
 Writeoff of deferred investment banking fees     802,773         -
 Bad debts                                        126,002      133,364
 Bad debts recovery                                  -        (200,000)
                                              -----------  -----------
TOTAL OTHER EXPENSES                              974,606       35,305
                                              -----------  -----------
TOTAL EXPENSES                                  2,371,906    1,434,839
                                              -----------  -----------
NET LOSS                                      $(1,508,616) $  (377,944)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.05) $     (0.03)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   29,091,406   12,057,483
                                              ============  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
           For The Nine Months Ended September 30, 2000 and 1999
           -----------------------------------------------------


                                                  2000         1999
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $ 2,169,850  $ 2,480,863
  Gain on sale of notes receivable                621,637      954,580
  Other                                            79,105      215,388
                                              -----------  -----------
TOTAL REVENUE                                   2,870,592    3,650,831
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion              1,258,808    1,120,527
  Payroll and payroll taxes                       572,919      858,273
  Telephone                                       113,256      161,062
  Credit reporting services                       100,178      107,119
  Other                                            58,604       54,735
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES              2,103,765    2,301,716
                                              -----------  -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                83,064      101,285
 Payroll and payroll taxes                        534,217      804,410
 Professional and consulting                      418,172      379,517
 Other                                            494,114      472,801
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       1,529,567    1,758,013
                                              -----------  -----------
OTHER EXPENSES (INCOME):
 Interest expense                                 220,699    1,246,320
 Interest income                                 (100,066)    (948,756)
 Writeoff of deferred investment banking fees     802,773         -
 Bad debts                                        335,926      291,685
 Bad debt recovery                                   -        (200,000)
                                              -----------  -----------
TOTAL OTHER EXPENSES                            1,259,332      389,249
                                              -----------  -----------
TOTAL EXPENSES                                  4,892,664    4,448,978
                                              -----------  -----------
NET LOSS                                      $(2,022,072) $  (798,147)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.10) $     (0.07)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   20,527,233   11,663,772
                                              ============ ===========
The accompanying notes are an integral part of these consolidated financial statements.
                      thatlook.com, Inc. and Subsidiaries
                      -----------------------------------
                     Consolidated Statements of Cash Flows        Page 1 of 2
                     -------------------------------------
             For The Nine Months Ended September 30, 2000 and 1999
             -----------------------------------------------------
                                                      2000           1999
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(2,022,072)   $  (798,147)
 Adjustments to reconcile net loss to net
 cash(used in) operating activities:
  Depreciation                                       121,583         74,404
  Bad debts                                          335,926        291,685
  Writeoff of deferred investment banking fees       788,073           -
  Issuance of common stock for payment
   of services and accrued interest                   23,767           -
Changes in assets and liabilities:
  (Increase)in accounts and interest receivable     (419,988)      (116,251)
   Decrease(Increase)in other assets                 292,931       (214,096)
  (Decrease)Increase in accounts payable              (6,492)       215,192
   Increase in accrued expenses                       60,850         89,443
   Increase (Decrease)in payroll and payroll taxes    12,595        (53,742)
   Increase in other liabilities                      12,711        238,790
                                                  ----------    -----------
Net cash(used in)operating activities               (800,116)      (272,722)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable purchased                       (3,572,398)    (6,455,983)
 Notes receivable sold                             3,532,241      5,945,821
 Proceeds from collection of notes receivable        258,018      1,933,972
 Acquisition of fixed assets                        (261,412)       (49,210)
                                                  ----------    -----------
   Net cash (used in) provided by investing
   activities                                        (43,551)     1,374,600
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit                  (304,287)    (1,704,385)
 Borrowings from shareholders                        455,000        228,947
 Borrowings of other debt                            226,659         45,000

 Repayments of notes payable and capital leases     (106,818)       (50,170)
 Issuance of common stock and receipt of
   subscription receivable                           702,500        617,000
                                                  ----------    -----------
   Net cash provided by(used in)
   financing activities                              973,054       (863,608)
                                                  ----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            129,387        238,270
 Cash and cash equivalents, beginning of period       63,471        202,340
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  192,858    $   440,610
                                                  ==========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Cash Flows       Page 2 of 2
                   -------------------------------------
          For The Nine Months Ended September 30, 2000 and 1999
          -----------------------------------------------------

                                                     2000           1999
                                                 (Unaudited)    (Unaudited)
                                                 -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for
  Interest                                       $   158,119     $  993,235
                                                  ==========     ==========
  Taxes                                          $     -         $    -
                                                  ==========     ==========


 Acquisition of equipment under capital lease    $   18,826      $    -
                                                  ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITY:

Common Stock and Warrants issued for
 prepaid investment banking services             $   788,073     $    -

                                                  ==========     ==========
Common Stock issued for prepaid
 advertising and consulting services             $ 5,501,100     $    -
                                                  ==========     ==========

Common Stock issued for other assets             $   159,500     $    -
                                                  ==========     ==========
Prepaid Advertising in exchange for
 Note payable                                    $   150,000     $    -
                                                  ==========     ==========

Conversion of Note Payable to Common Stock       $    25,000     $    -
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

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 1 - In the opinion of management, the accompanying unaudited and consolidated financial statements of thatlook.com, Inc. and its wholly owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for all periods presented.

The accounting policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's notes to consolidated financial statements included therein.

The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been restated to conform with the presentation for the periods ended September 30, 2000.

NOTE  2  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc., through one of its subsidiaries, is in the business of direct response marketing service, serving a network of physicians that specialize in performing elective, cosmetic procedures. thatlook.com uses a combined, multi-media approach, including the Internet, television, radio, print and direct mail. The Company's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, the Company refers the patients generated from its marketing programs to participating physicians who pay a monthly marketing fee. thatlook.com, Inc., through another one of its subsidiaries, Elective Investments, Inc., purchases patient notes receivable from physicians, primarily for immediate resale.

NOTE 3  -  MEDIA BROKER AND MEDIA CONSULTANT:

In June 2000, the Company agreed to issue to a media broker 11,250,000 unregistered, restricted shares of common stock in return for advertising and media credits, and public relations totaling $30 million. The credits span a vast array of media from which the Company can choose, including network and cable television spots, radio time, space in over 200 magazines, Internet Web sites, billboards and other promotional venues. Based upon the discounted amount of the Company's past media placements relative to published rate card amounts (which is the maximum published rate available), the Company discounted the value of the advertising and media credits to a level the Company believes depicts fair value. Thus, the transaction was recorded at $5,001,000. The agreement also includes a provision for an additional $10 million of advertising and media credits, and public relations in exchange for shares of unregistered, restricted common stock, at a value per share to be mutually agreed at the time of the exchange.




                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 3  -  MEDIA BROKER AND MEDIA CONSULTANT (Continued):

In July 2000, the Company agreed to issue 750,000 shares of registered common stock on Form S-8 filed with the Securities and Exchange Commission to a marketing consultant in exchange for consulting and media buyer services. Based upon prior experience with marketing consultants, the Company valued the consulting services at $500,100, using 10% of the $5,001,000 media costs mentioned above. The marketing consultant is the sole shareholder of the company that agreed to provide media broker services in exchange for 11,250,000 shares of common stock.

NOTE 4  -  INVESTMENT BANKERS, BROKER, AND RELATED AGREEMENTS:

In September 2000, the Company and an investment banker agreed to cancel their February 2000 agreement. As of the date of the cancellation, the investment banker had not raised any equity financing, and the Company sought to hire a new investment banker. As compensation for canceling the February agreement, the investment banker is entitled to keep the 750,000 warrants to purchase the Company's common stock, which were issued to the investment banker as an inducement to enter into the February 2000 agreement. As further compensation, the Company agreed to pay the investment banker 1% of the net proceeds received by the Company from the sale of its capital stock to non-directors, non-employees, and/or non-officers of the Company from the date of the cancellation through December 31, 2000, which at September 30,2000 aggregated zero dollars. The Company and the investment banker also agreed to change the warrant agreement. The Company agreed to include the 750,000 warrants in the next registration it files with the Securities and Exchange Commission. The demand registration rights and anti-dilution provisions were eliminated from the warrant agreement.

The cancellation of the investment banker's agreement also affected a broker's agreement. The broker, who introduced the investment banker, received 70,000 warrants upon the execution of the investment banker's February 2000 agreement. The investment banker's and broker's warrants were valued at $563,311 using the Black-Scholes options pricing model. The value of the warrants was included originally in other assets as deferred finance costs and additional paid-in-capital. The investment banker's and broker's additional rights to 2,250,000 and 210,000 warrants, respectively, were canceled at the time of the investment banker's cancellation agreement. Originally, the additional warrants were to be issued on a pro-rata basis for each dollar raised by the investment banker up to $5 million dollars. Since the investment banker's agreement was cancelled, these costs were written off.

In conjunction with the investment banker's efforts, the investment banker believed that agreements with two consulting firms and an advertising firm were necessary elements to raise additional equity. The three firms received common stock and warrants valued at $224,762. In addition, the Company incurred legal and consulting expenses totaling $14,700 to negotiate and prepare the agreements related to raising capital. The value of these consulting, advertising and legal services was included originally in other assets and additional paid-in-capital. Since the investment banker's agreement was cancelled, these costs were written off.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 4  -  INVESTMENT BANKERS, BROKER, AND RELATED AGREEMENTS (Continued):

In September and October 2000, the Company has been negotiating agreements with a new investment banker and an additional investor relations firm. While negotiations with the new investment banker are not final, management believes it will execute an agreement in early November 2000. In October 2000, the Company executed an agreement with a new investor relations firm, as more fully described in Note 12.

NOTE  5   -  LINE-OF-CREDIT:

The Company utilizes a line-of-credit with a bank to fund notes receivable purchases. The line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (9.75% at September 30, 2000) plus 4%, totaling an annual rate of 13.75% at September 30, 2000. This line-of-credit is collateralized by certain notes receivable and is guaranteed by a principal shareholder. The amount outstanding under this line-of-credit as of September 30, 2000 was $581,080.

As of September 30, 2000, the Company was not in compliance with certain of the required covenants. Based upon current delinquency of patients' payments, the Company needs to supply the bank with approximately $199,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. In July 2000, the Company obtained a waiver when approximately $195,000 of patient notes receivable, net of the Company's purchase discount, were necessary to be in compliance with the restrictive covenants. Management believes that improved collections and a plan to replace defaulted loans will enable the Company to get a waiver as of December 31, 2000.

NOTE 6 - CAPITAL TRANSACTIONS:

Stock Issuance
--------------
In July 2000, a principal shareholder exercised a right to acquire 800,000 shares of unregistered, restricted common stock, according to a December 1999, warrant agreement. The warrant agreement included a cashless exercise provision, which the shareholder utilized. Thus, based upon the market value of the Company's common stock on the date of exercise, 84,211 shares were used to pay for the shares in the warrant agreement. The resulting 715,789 shares were issued to the shareholder.

In July 2000, the Company signed a three-month investor relations services agreement with a consulting firm, in exchange for $30,000 and 75,000 shares of restricted, unregistered shares of the Company's common stock. These shares of common stock were valued at $2.00 per share, or $150,000

In September 2000, a note holder exercised a right to convert a note payable and accrued interest of $26,323 to 17,549 shares of restricted common stock.

NOTE 6 - CAPITAL TRANSACTIONS (Continued):

Stock Compensation Plan:
-----------------------
In August 1999, the Company adopted the 1999 Stock Incentive Plan to provide employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company as an incentive to remain in such service. The Company reserved initially 1,250,000 shares for the incentive plan. According to the plan's design, the number of shares of common stock available for issuance under plan automatically increased by 4% of the outstanding shares of common stock at January 1, 2000, which aggregated 635,234 additional shares. Thus, 1,885,234 shares of common stock are issuable currently under the Plan. The annual automatic increase may not exceed 900,000 shares per year. The following table summarizes the status of options in the Plan to purchase "unrestricted," "registered" shares of common stock for the nine months ended September 30, 2000:
                                       Shares
Outstanding at 1/1/00                 380,250
Granted                               760,900
Exercised                              (3,069)
Forfeited                             (35,625)
Outstanding at  9/30/00             1,102,456

The exercise price of each option equals the market price of the Company's stock on the date of grant, or an amount that exceeds the closing price on the date of grant. The options were issued with various terms, not to exceed ten years. Employee and officer options generally vest 25% on the first anniversary after the grant date, and 2.0833% per month thereafter. Options for members of the board of directors and consultants vest over varying terms, in some cases immediately, but generally over one to three years. However, in the first nine months of 2000, 100,000 options were granted to a director, which vested immediately. In addition, in October 2000, 150,000 options were granted to an officer, which vested immediately.

NOTE 7 -  INVESTOR RELATIONS:

FWB Frankfurter Wertpapierborse Stock Exchange Listing in Frankfurt, Germany
----------------------------------------------------------------------------
In July 2000, the Company's board of directors authorized the listing of the Company's common stock on the Neuer Internet Stock Exchange, based in Hamburg, Germany. In October 2000, the Company announced that the Company's listing on the Hamburg Exchange had been transferred to the FWB Frankfurter Wertpapierborse Stock Exchange in Frankfurt, Germany.

NOTE 8 -  NEW FINANCING COMMITMENT:

In August 2000, the Company executed an agreement to sell patient notes receivable to a new institutional lender. The term of the agreement is open until canceled in writing. The notes receivable are sold without recourse.

NOTE 9 - RELATED PARTY TRANSACTIONS:

In August and September 2000, a principal shareholder invested a total of $130,000 in the Company in exchange for promissory notes payable on demand. These notes bear interest at 12% per annum. At September 30, 2000, notes payable totaling $605,000 were due to principal shareholders, $330,000 short-term and $275,000 long-term.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------

NOTE 10 - ACQUISITION LETTER OF INTENT:

In September 2000, the Company signed a letter of intent to acquire Hutchison International, Inc., a breast implant distributor in Baton Rouge, Louisiana. The planned closing date is on or before December 23, 2000. The acquisition is subject primarily to the distributor's and its consultants' ability to convince the Company's that there is a significant likelihood that the distributor can get the Food and Drug Administration's (FDA) approval to sell a specific breast implant in the United States. In addition, the distributor must demonstrate that its license to sell the implants in the United States will be in place for five years with at least one five year extension available. Furthermore, the Company must raise at least $880,000 to fund the distributor's operations prior to the FDA's approval.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

On September 5, 2000, a complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) on behalf of a prior employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

On September 22, 2000, a complaint was filed in the Superior Court of California, County of San Francisco (Case #311644) on behalf of a patient, against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company. In a settlement demand dated August 9, 2000, the patient sought $750,000. The complaint seeks unspecified amounts including punitive damages plus interest and attorney's fees. While the Company plans to vigorously defend its position, if necessary, the Company believes that it can enforce its management agreement with the doctor where the doctor and the Company agreed to indemnify, hold harmless, and agreed to defend each other against claims arising out of negligence, or fault, or the performance of obligations under the management agreement.

NOTE 12 - SUBSEQUENT EVENT:

In October 2000, the Company signed an agreement with a consulting firm to provide investor relations and related Internet services. Upon execution of the agreement, the Company agreed to issue 300,000 shares of restricted, common stock to the consultant. The Company also agreed to file a Form SB-2 with the Securities and Exchange Commission within 15 days so that the common stock would become freely tradable, upon the Commission's approval.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

Background
----------
thatlook.com, Inc.(TLC), formerly known as Cooperative Images, Inc. TLC was incorporated in New Jersey on December 5, 1994. TLC is in the business of direct response marketing service, serving a network of physicians that specialize in performing elective, cosmetic procedures. TLC uses a combined, multi-media approach, including the Internet, television, radio, print and direct mail. The Company's marketing efforts generate patients who seek elective cosmetic surgery. After it pre-screens patients interested in cosmetic surgery for creditworthiness, the Company refers the patients generated from its marketing programs to participating physicians who pay a monthly marketing fee.

Elective Investments, Inc., (EII), was incorporated on November 26, 1996. EII prepares financing packages for creditworthy patients of physicians. A substantial portion of the resulting receivables between the physicians and the patients are purchased by EII from the physicians, primarily for immediate resale. It also pre-screens patients interested in cosmetic surgery for creditworthiness for physicians who generate their own patients separately from TLC's marketing programs.

On January 25, 1999, Cooperative Images, Inc. changed its name to thatlook.com, Inc. by filing an amendment to its certificate of incorporation. In April 1999, Elective Investments, Inc. (EII), a Pennsylvania corporation, became a wholly-owned subsidiary of TLC when all its shareholders contributed their respective shares of capital stock to TLC.

On April 29, 1999, TLC completed a reverse merger with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc., in exchange for 9,999,000 "restricted" shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC is deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and EII its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, a Nevada corporation and TLC's parent company, changed its name to thatlook.com, Inc. (the "Company") on July 23, 1999, to reflect the name of the principal operating business.

The financial information presented herein, includes: (i) Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999; (ii) Consolidated Statements of Operations (Unaudited) for the three month and nine month periods ended September 30, 2000 and 1999 and (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2000 and 1999.







RESULTS OF OPERATIONS:
----------------------
Overview
--------
In the third quarter ending September 30, 2000, the Company made progress scheduling media from the media venture capital deal closed in June 2000. However, the media schedules placed were 60-90 days later and less frequent than our original expectations. Development of new ads and the logistics of getting proper ads placed under the media venture capital arrangement were substantially more time-consuming than we expected. Anticipating the utilization of the media venture capital, the Company reduced its commitments to the regular, cash-media that it had been using. Consequently, magazine, television, Internet and radio advertising were 23% lower in the third quarter of 2000, as compared to the third quarter of 1999. Conversely, total media and promotional expenses increased in the third quarter of 2000. The increase relates primarily to additional promotional fees to recruit physicians and the expense of sponsoring a NASCAR race. As a result of these promotional efforts, the number of physicians enrolled in the Company's marketing program increased 24% in the third quarter of 2000.

While operating, payroll and interest expenses were lower in the third quarter of 2000 compared to the prior year, total expenses increased dramatically because the Company wrote off $802,773 of previously deferred investment banking fees. This writeoff was for warrants and other securities issued in the first and second quarter to an investment-banking firm and its affiliates in anticipation of capital being raised on our behalf. Since no funds were raised, the agreement was canceled resulting in a write-off of these previously deferred costs.

In the second quarter of 2000, we cautioned that it would take one to two quarters, or more, to dramatically increase media spending, utilizing the media venture capital. We now believe that we have our media placements under control. In the fourth quarter of 2000, our media placements include both media venture capital and cash media schedules. We will begin to see increased patient traffic during the fourth quarter. The results of operations will likely begin to benefit in the second half of the fourth quarter.

Plan of Operation - Comparison of Quarters Ended September 30, 2000 and 1999
----------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $666,370 and $678,345 for the quarters ended September 30, 2000 and 1999 respectively, which represented a 2% decrease. Marketing fee revenues were $2,169,850 and $2,480,863 for the nine-month periods ended September 30, 2000 and 1999 respectively, which represented a 13% decrease. Placement of media schedules from the media venture capital agreement closed in June 2000 occurred later than expected, which negatively
impacted marketing revenues in the third quarter of 2000.   The year-to-date
decrease compared to the same period in 1999 relates primarily to the Company's 1999 decision to reduce the number of physicians in its marketing program and the switch to a three-tiered pricing structure. These changes enabled the Company to switch to a more flexible marketing program that could be implemented more effectively for physicians new to the program and physicians located in smaller media markets.


As media spending ramps us in the next two quarters, a key challenge for the Company will be to enroll physicians in its marketing program in select geographic areas where patient responses will exceed the Company's contractual performance guarantees. The new, tiered-pricing structure enables the Company to tailor its marketing efforts to a physician's expectations and the physician's individual geographical market. In addition to the change to a tiered pricing program, the Company now typically defers collection of marketing fee revenues for the first three months on new contracts. Previously, new physicians had to pay cash-in-advance. This new payment plan more closely matches proceeds the physicians receive from surgeries with the payments for generating patients. In short, replacing prepayments with deferred payments, eliminates the biggest deterrent to enroll in the marketing program. Management believes that, with new patient imaging software, tiered pricing, and deferred payments, it can increase the size of its physician base.

Gains on sale of notes receivable were $177,682 and $272,262 for the quarters ended September 30, 2000 and 1999 respectively, which represented a decrease of 35%. Gains on sale of notes receivable were $621,637 and $954,580 for the nine-month periods ended September 30, 2000 and 1999 respectively, which also represented a decrease of 35%. Less media spending in the third quarter of 2000 compared to the same period in 1999 negatively impacted loan volume. The yield on loan sales, as a percentage of face value, was 11.1% in the third quarter of 2000, as compared to 13.5% for the third quarter of 1999. The yield on loan sales, as a percentage of face value, was 12.3% for the nine-month period ended September 30, 2000, as compared to 11.4% for the nine-month period ended September 30, 1999. The yield in the third quarter of 2000 was lower because the Company switched in January 2000 from a two-tiered loan purchase price structure to a single-level price structure for the physicians. In August 2000, the Company signed a loan purchase agreement with an additional finance Company. Management believes that multiple finance companies enable the Company to optimize the yield on loan sales. The Company currently sells loans to three separate finance companies. Management believes that the yield on loan sales will average approximately 11% to 12% in 2000.

As the Company increases its physician base and media spending, loan volume will increase. Additional loan volume creates the potential need for additional finance companies, depending on the appetite of the Company's three current finance companies.

Other revenue was $19,238 and $106,288 for the quarters ended September 30, 2000 and 1999 respectively. Other revenue was $79,105 and $215,388 for the nine-month periods ended September 30, 2000 and 1999 respectively. In the third quarter of 1999, the Company recorded a one-time adjustment of $93,654 for recourse fees earned immediately rather than over twelve months.

Expenses
--------
Media, advertising and promotional fees were $536,038 and $422,611 for the quarters ended September 30, 2000 and 1999 respectively. Media, advertising and promotional fees were $1,258,808 and $1,120,527 for the nine-month periods ended September 30, 2000 and 1999 respectively. The 27% increase in the third quarter 2000 compared to the third quarter of 1999 relates primarily to additional promotional fees to recruit physicians and the expense of sponsoring a NASCAR race. Before promotional fees and the expense of the NASCAR race sponsorship, media expenses as a percentage of marketing fee revenue were approximately 47% and 61% for quarters ended September 30, 2000 and 1999, respectively. The decrease is in part a result of the Company's use of magazine advertising beginning in the fourth quarter of 1999. In some cases, the print media cost to generate patient traffic for physicians is 50% lower than past television advertising, on a per patient basis.

As anticipated media spending increases dramatically in the fourth quarter of 2000, the Company needs to enroll a requisite number of physicians in the marketing program in select geographic areas where patient responses exceed the Company's contractual performance guarantees. The number of physician's enrolled in the Company's marketing program increased 24% in the third quarter of 2000 as a result of promotional spending and recruitment efforts.

Payroll expenses for sales and marketing personnel was $217,037 and $271,674 for the quarters ended September 30, 2000 and 1999,respectively, which represents a decrease of $54,637, or 20%. Payroll expenses for sales and marketing personnel was $572,919 and $858,273 for the nine-month periods ended September 30, 2000 and 1999,respectively, which represents a decrease of $285,354, or 33%. Staff reductions in the second half of 1999 led to these decreases in 2000. The Company made the reductions because it was over staffed based upon its volume of business and gains in operational efficiencies. The Company installed a predictive dialer to improve the efficiency of its in-bound and out-bound call management systems and related payroll expenses. The Company continues to save up to 40% of payroll costs for telephone service representatives.

Telephone expenses for sales and marketing decreased to $26,433 from $47,861 for the quarters ended September 30, 2000 and 1999, respectively. Telephone expenses for sales and marketing decreased to $113,256 from $161,062 for the nine-month periods ended September 30, 2000 and 1999, respectively. As a percentage of total revenue, telephone expense decreased to 3.1% from 4.5% for the quarters ended September 30, 2000 and 1999, respectively. The decrease relates primarily to the Company's transition to a new long distance carrier. The new carrier's contract includes higher fixed cost below minimum volume levels, but lower per unit costs on calls above the minimum. Management believes that the Company will earn these savings provided certain volume levels are met, particularly as media spending increases.

Credit bureau expense was $26,692 and $15,533 for the quarters ended September 30, 2000 and 1999, respectively, which represented a increase of $11,159, or 72% Credit bureau expense was $100,178 and $107,119 for the nine-month periods ended September 30, 2000 and 1999, respectively, which represented a decrease of $6,941,or 7%. The increase in the third quarter of 2000 compared to the same period in 1999 relates to a finance company's decision to delay the point in our lending process when our staff may use the finance company's scoring model and credit reporting system. Previously, our staff members used the finance company's scoring model to screen all patients. This increase in the number of credit reports was offset, in part, by a new credit bureau contract with lower per unit costs.

Rent and utilities expenses were $25,620 and $38,677 for the quarters ended September 30, 2000 and 1999, respectively, which represented a decrease of $13,057, or 34%. Rent and utilities expenses were $83,064 and $101,285 for the nine-month periods ended September 30, 2000 and 1999, respectively, which represented a decrease of $18,221, or 18%. The Company began leasing a new location, starting April 1, 2000. The new office space has approximately 40% more square feet of workspace. Rent expense has been slightly lower due to lower year-to-date utility costs, compared to the prior building lease. Management believes that the current location will have higher utility costs, particularly as new employees and equipment are added. The Company also leased a separate location for Elective Investments, during the third quarter of 1999.

Payroll expenses for general and administrative personnel were $152,184 and $266,098 for the quarters ended September 30, 2000 and 1999 respectively, which represented a decrease of $113,914 or 43%. Payroll expenses for general and administrative personnel were $534,217 and $804,410 for the nine-month periods ended September 30, 2000 and 1999 respectively, which represented a decrease of $270,193 or 34%. In December 1999, the Company reduced its staffing to more cost effective levels. Lower volume and a smaller loan portfolio require less support staff such as loan processors, collections and servicing personnel.

Professional and consulting expenses were $157,652 and $133,118 for the quarters ended September 30, 2000 and 1999 respectively. Professional and consulting expenses were $418,172 and $379,517 for the nine-month periods ended September 30, 2000 and 1999 respectively. The elimination of management and guarantee fees in 1999, saved the Company $247,378 during the first three quarters of 2000. However, these savings were offset by litigation costs and higher consulting and legal fees related primarily to being a public registrant with the Securities and Exchange Commission.

Other general and administrative expenses were $212,234 and $178,074 for the quarters ended September 30, 2000 and 1999, respectively, which represented an increase of $34,160, or 19%. Other general and administrative expenses were $494,114 and $472,801 for the nine-month periods ended September 30, 2000 and 1999, respectively, which represented an increase of $21,313, or 5%. This expense increased in the second quarter primarily due to depreciation expense for fixed asset additions, such as the purchase of a predictive dialer.

Interest expense was $75,671 and $368,662 for the quarters ended September 30, 2000 and 1999. Interest expense was $220,699 and $1,246,320 for the nine-month periods ended September 30, 2000 and 1999. Interest expense decreased following a December 1999 balance sheet restructuring. As part of the restructuring, a finance company purchased patients' notes receivable to pay down a line-of-credit, which was collateralized by the notes receivable. In addition, the Company converted notes payable to equity. Most importantly, the balance sheet restructuring significantly reduced high interest-rate debt. The interest expense decrease related to the restructuring was offset, in part, by the addition of $655,000 of convertible debt and promissory notes in the first three quarters of 2000.

This restructuring also led to a significant decline in interest income. Interest income was $29,840 and $266,721 for the quarters ended September 30, 2000 and 1999, respectively. Interest income was $100,066 and $948,756 for the nine-month periods ended September 30, 2000 and 1999, respectively. Two issues explain the large decrease. First, as part of the restructuring, a finance company purchased approximately $3.3 million of patients' notes receivable. Second, the Company's decision to sell loans means that the underlying loan portfolio decreases over time, since few loans are added to the portfolio.

In September 2000, the Company and an investment banker agreed to cancel their February 2000 agreement to raise funds for the Company. The cancellation caused the Company to write off $802,773 of previously deferred investment banking fees for the investment banker's agreement, a broker's agreement, and other related agreements.

As of the date of the cancellation, the investment banker had not raised any equity financing, and the Company sought to hire a new investment banker. As compensation for canceling the February agreement, the investment banker is entitled to keep the 750,000 warrants to purchase the Company's common stock, which were issued to the investment banker as an inducement to enter into the February 2000 agreement.

The cancellation of the investment banker's agreement also affected a broker's agreement. The broker, who introduced the investment banker, received 70,000 warrants upon the execution of the investment banker's February 2000 agreement. The investment banker's and broker's warrants were valued at $563,311 using the Black-Scholes options pricing model. The value of the warrants was included originally in other assets as deferred finance costs and additional paid-in-capital. The investment banker's and broker's additional rights to 2,250,000 and 210,000 warrants, respectively, were canceled at the time of the investment banker's cancellation agreement. Originally, the additional warrants were to be issued on a pro-rata basis for each dollar raised by the investment banker up to $5 million dollars. Since the investment banker's agreement was cancelled, these costs were expensed.

In conjunction with the investment banker's efforts, the investment banker believed that agreements with two consulting firms and an advertising firm were necessary elements to raise additional equity. The three firms received common stock and warrants valued at $224,762. In addition, the Company incurred legal and consulting expenses totaling $14,700 to negotiate and prepare the agreements related to raising capital. The value of these consulting, advertising and legal services was included originally in other assets and additional paid-in-capital. Since the investment banker's agreement was cancelled, these costs were written off.

The Company recorded a $200,000 bad debt recovery in the third quarter of 1999. This recovery was offset in the fourth quarter of 1999 as part of the previously discussed December 1999 restructuring with the finance company.

Bad debt expense (without consideration of the bad debt recovery) was $126,002 and $133,364 for the quarters ended September 30, 2000 and 1999. Bad debt expense was $335,926 and $291,685 for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase for the nine-month period relates primarily to increases in the reserve for doubtful accounts on loans not previously written off. The Company's restructuring plans included staff reductions in the collection department, which negatively impacted patient payments. The Company plans to outsource the majority of the collections, which should curtail the erosion of the quality of the loan portfolio. The Company's needs for a collection staff have been declining due to its strategy to sell loans to recognize immediately the gain on sale.

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

While the balance sheet improved as a result of the media venture capital agreement, the Company still needs additional capital to provide the resources to grow the Company and to improve the efficiency and effectiveness of the business systems and business model. As mentioned above, the February 2000 agreement with an investment banker did not generate any new cash. In September 2000, the investment banker and the Company agreed to cancel the February agreement. As a result of a settlement agreement, the investment banker is entitled to keep the warrants it received upon executing the February agreement as compensation and the Company is entitled to hire a new investment banker.

In September and October 2000, the Company has been negotiating agreements with a new investment banker and an additional investor relations firm. While negotiations with the new investment banker are not final, management believes it will execute an agreement in early November 2000. In October 2000, the Company executed an agreement with a new investor relations firm.

The Company's corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. Should the Company not be able to sell the loans, earnings would be adversely affected. Three finance companies currently purchase the majority of the Company's loans. Should the Company not be able to sell all of its loans or place the loans on a line-of-credit with a bank, marketing revenues would also be adversely affected.

While the outstanding balance on a $1 million line-of-credit with a bank at September 30, 2000 was $581,080, the Company is unable to borrow the additional balance up to the $1 million dollar limit. The underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. The Company needs to collect on certain delinquent loans so that the loans count in the "availability" formula. Based upon current delinquency of patients' payments, the Company needs to supply the bank with approximately $199,000 in patient notes receivable, net of the Company's purchase discount, to be in compliance with the line-of-credit covenants. As of September 30, 2000, the Company was not in compliance with certain of the required covenants. In July 2000, the Company obtained a waiver when approximately $195,000 of patient notes receivable, net of the Company's purchase discount, were necessary to be in compliance with the restrictive covenants. Management believes that improved collections and a plan to replace defaulted loans will enable the Company to obtain a waiver as of December 31, 2000.

In the fourth quarter of 2000, increased media spending and other operating expenses will be incurred before marketing revenue and gains on sales of loans will be earned. This is because patient appointments with physicians and patient surgeries typically lag media spending by one to three months. In the fourth quarter of 2000, our media placements include both media venture capital and cash media schedules. The cash savings from use of the media credits will used to fund other working capital needs.

Cautionary Statement on Forward-Looking Statements:
---------------------------------------------------
Except for the historical information contained herein, certain of the matters discussed in this quarterly report on Form 10-QSB are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of physicians, changes in Food and Drug Administration Regulations for breast implants, changes in the Federal Trade Commissions regulations on Internet privacy, changes and compliance with Federal and State Lending Regulations, and competing effectively with existing and potential competitors and changes in interest rates.

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

II  OTHER INFORMATION

1.  Legal Proceedings

Active Litigation: Defendant
----------------------------
On May 5, 1998, the Company entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At September 30, 2000 the balance due on this note was $180,000. A principal shareholder of the Company personally guarantees the note. At September 30, 2000, the Company was in default under this note and the payee has instituted a lawsuit for repayment of the balance plus interest. The Company has counter sued claiming inadequate performance in providing inbound teleservices. A judgment in the amount of $202,550 plus accrued interest has been entered against the Company for outstanding principal payments, interest and teleservices invoices. The judgment has been stayed, pending a hearing at an undetermined future date. The difference between the $180,000 principal balance and $202,550 judgment and additional accrued interest has been recorded as a liability by the Company and is included in accrued expenses in the financial statements for 2000.

On September 5, 2000, a complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) on behalf of a prior employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. In management's opinion, the Company has adequate legal defenses respecting each of these actions and does not believe that any such matters, either individually or in the aggregate, will materially affect the Company's results of operations or its financial position.

On September 22, 2000, a complaint was filed in the Superior Court of California, County of San Francisco (Case #311644) on behalf of a patient, against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company. In a settlement demand dated August 9, 2000, the patient sought $750,000. The complaint seeks unspecified amounts including punitive damages plus interest and attorney's fees. While the Company plans to vigorously defend its position, if necessary, the Company believes that it can enforce its management agreement with the doctor where the doctor and the Company agreed to indemnify, hold harmless, and agreed to defend each other against claims arising out of negligence or fault or the performance of obligations under the management agreement.

2. Changes in securities and use of proceeds

Proceeds From Debt
------------------
Proceeds from a principal shareholder in the third quarter of 2000 were received in exchange for promissory notes payable on demand. The proceeds were used primarily for working capital and payment of cash-in-advance media payments.

Investment Bankers, Broker, and Related Agreements:
--------------------------------------------------
In September 2000, the Company and an investment banker agreed to cancel their February 2000 agreement. As of the date of the cancellation, the investment banker had not raised any equity financing, and the Company sought to hire a new investment banker. As compensation for canceling the February agreement, the investment banker is entitled to keep the 750,000 warrants to purchase the Company's common stock, which were issued to the investment banker as an inducement to enter into the February 2000 agreement. As further compensation, the Company agreed to pay the investment banker 1% of the net proceeds received by the Company from the sale of its capital stock to non-directors, non-employees, and/or non-officers of the Company from the date of the cancellation through December 31, 2000, which at September 30,2000 aggregated zero dollars. The Company and the investment banker also agreed to change the warrant agreement. The Company agreed to include the 750,000 warrants in the next registration it files with the Securities and Exchange Commission. The demand registration rights and anti-dilution provisions were eliminated from the warrant agreement.

The cancellation of the investment banker's agreement also affected a broker's agreement. The broker, who introduced the investment banker, received 70,000 warrants upon the execution of the investment banker's February 2000 agreement. The investment banker's and broker's warrants were valued at $563,311 using the Black-Scholes options pricing model. The value of the warrants was included originally in other assets as deferred finance costs and additional paid-in-capital. The investment banker's and broker's additional rights to 2,250,000 and 210,000 warrants, respectively, were canceled at the time of the investment banker's cancellation agreement. Originally, the additional warrants were to be issued on a pro-rata basis for each dollar raised by the investment banker up to $5 million dollars. Since the investment banker's agreement was cancelled, these costs were written off.

In conjunction with the investment banker's efforts, the investment banker believed that agreements with two consulting firms and an advertising firm were necessary elements to raise additional equity. The three firms received common stock and warrants valued at $224,762. In addition, the Company incurred legal and consulting expenses totaling $14,700 to negotiate and prepare the agreements related to raising capital. The value of these consulting, advertising and legal services was included originally in other assets and additional paid-in-capital. Since the investment banker's agreement was cancelled, these costs were written off.

In September and October 2000, the Company has been negotiating agreements with a new investment banker and an additional investor relations firm. While negotiations with the new investment banker are not final, management believes it will execute an agreement in early November 2000. In October 2000, the Company executed an agreement with a new investor relations firm.

3. Defaults upon senior securities

    See Item 1 - Legal Proceedings.

4.  Submission of Matters to a Vote of Security Holders

    None.

5.  Other Information

    None.

6.  Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed in the second quarter.

    Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------

     10.1.1         Tidewater Finance Company Agreement
     10.1.2         World of Internet Finders Fee Agreement
     10.1.3         World of Internet.com AG Consulting Agreement
     10.1.4         Sivla, Inc. Consulting Agreement
     10.1.5         Hutchison International, Inc. Letter of Intent
     10.1.6         Financial Capital Consultants, Inc.
     11.1           Computation of Per Share Earnings
     27.1           Financial Data Schedule








                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.



Date:     November 1, 2000               /s/Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Officer


Date:     November 1, 2000               /s/Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer