Form 10KSB
period 2000-12-31
THATLOOK COM INC/NV
filed 2001-04-02
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-KSB


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2000.
                                                 -----------------

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

Securities Registered under Section 12(g) of the Exchange Act:$.001 par value common voting stock

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

Indicate by check mark whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]





State Registrant's revenues for its most recent fiscal year: December 31, 2000
                                                             $3,116,900
For the Exhibit Index see Item 13 of this Report

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 23, 2001 - $1,365,000. There were approximately 10,500,000 shares of common voting stock of the Registrant held by non-affiliates. The closing bid price as of March 23, 2001 was $0.13 per share of common stock, and the shares were valued at that amount.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS
                             Not Applicable
                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                                March 30, 2001
                                  26,772,299

DOCUMENTS INCORPORATED HEREIN BY REFERENCE
------------------------------------------
A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes          NO  X
                                                     -----        -----
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

         Management's Responsibility for Financial Reporting

         Independent Auditors' Report

         Financial Statements:

           Consolidated Balance Sheet at December 31, 2000

           Consolidated Statements of Operations for year ending
           December 31, 2000 and December 31, 1999

           Consolidated Statements of Stockholders' Deficiency for year ending December 31, 2000 and December 31, 1999

           Consolidated Statements of Cash Flows for year ending
           December 31, 2000 and December 31, 1999

         Notes to Financial Statements

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

                                 PART IV

13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                               SIGNATURES

Part I

Item 1 Description of Business
------------------------------
thatlook.com, Inc.(TLC), formerly known as Cooperative Images, Inc. TLC was incorporated in New Jersey on December 5, 1994 and is in the business of direct response marketing. TLC uses a combined, multi-media approach, including the Internet, television, radio, print, and direct mail. TLC's marketing efforts generate patients who seek elective cosmetic surgery and orthodontic procedures. After it pre-screens patients interested in elective medical procedures for creditworthiness, TLC refers the patients generated from its marketing programs to participating doctors who pay TLC a monthly marketing fee.

Elective Investments, Inc., (EII), which was incorporated in Pennsylvania on November 26, 1996, is a wholly-owned subsidiary of TLC. EII prepares financing packages for creditworthy patients of TLC's doctors. A substantial portion of the resulting receivables between TLC's doctors and their patients are purchased by EII from the doctors. It also pre-screens patients interested in elective medical procedures for creditworthiness for doctors who generate their own patients separately from TLC's marketing programs.

On April 29, 1999 TLC completed a reverse merger (the "Plan") with a public entity, whereby a 100% interest in TLC was acquired by First Target Acquisition, Inc.(FTA), a Nevada corporation, in exchange for 9,999,000 "restricted" shares of TLC. The Plan was filed with the Securities and Exchange Commission on May 12, 1999 as an exhibit to the Company's Current Report on Form 8-K, and amended May 24, 1999 and July 14, 1999. The Plan is incorporated herein by reference.

TLC became a wholly-owned subsidiary of FTA. Following the reverse merger, FTA, TLC's parent company, changed its name to thatlook.com, Inc. (the "Company"), to reflect the name of the principal operating business. The name change became effective July 23, 1999 after filing an amendment to its certificate of incorporation.

All of thatlook.com's operations are conducted through its two wholly-owned subsidiaries, TLC and EII. For a description of our business history through the calendar year ended December 31, 1999, see Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000, which is incorporated herein by reference.

Business Summary:
-----------------
We are currently focused almost entirely on the elective cosmetic surgery market. However, we recently started to enroll doctors in a new orthodontic marketing program. In the future, we may expand our efforts into cosmetic dentistry, hair replacement and elective corrective eye surgery markets as resources are available to do so.










We generate revenue in three principal ways:

* Marketing Management fees paid by doctors to thatlook.com for its marketing services;

* The financing spreads, or loan commissions, we earn from lenders who provide take-out financing for elective medical procedures; and

* Interest income from the portfolio of loans of which thatlook.com has retained ownership.

During 2000, the breakdown of thatlook.com's revenues was as follows:

Marketing Management Fees      73%

Financing Spreads              24%

Other                           3%

thatlook.com acts as a conduit for financial institutions in originating medium-term (3-4 years), monthly payment based consumer loans used to finance medical procedures. Down payments are kept low, currently about 10% or less, to increase the patient population for whom these procedures are affordable. The average face value per procedure thatlook.com generated was $5,344 during 2000.

The portion of thatlook.com's revenue contributed by interest income is declining, and is expected to continue declining for two reasons. First, thatlook.com generally no longer retains ownership of the loans it originates. A substantial portion of thatlook.com's loan portfolio (approximately 75% by value, net of allowances for doubtful accounts) was sold in the fourth quarter of 1999. Thus, to the extent to which ownership of loans is not retained, the existing loan portfolio will gradually mature over time. Second, as thatlook.com's revenues grow, such growth is expected to come entirely from Marketing Management Fees and Financing Spreads, thus further reducing the proportion of revenues represented by interest income.

Marketing Management Program Structuring Background
---------------------------------------------------
The rights of doctors to market their services is now well established,
subject to appropriate ethical considerations.   thatlook.com contracts with
participating member doctors to provide marketing and other administrative services on behalf of the participating member doctor, in a relationship analogous to companies that provide billing and collection and other services on behalf of doctors. In addition to actual marketing services, thatlook.com also serves its participating doctors by providing the initial contact point for prospective patients, financial screening of prospective patients and rotation of referrals when there are two or more participating doctors in the geographic marketplace.

Development of the actual marketing program is a service that participating doctors would not likely be able to perform on their own. Providing an initial contact point for prospective patients and performing the initial financial screening of those prospective patients reduces both the overhead costs of the participating doctors and their lost opportunity cost of seeing patients who cannot really afford the services. The market niche chosen by thatlook.com is specifically designed to work with those doctors whose practices can benefit from marketing in the media utilized by thatlook.com more so than other
doctors.   The services provided by the participating doctors are seldom covered by a third party payor such that the financial capability of the prospective patient is of importance. The credit approval process sets the credit limit at $7,000 for each prospective patient.

thatlook.com generally enters into a two-year marketing agreement with its
participating doctors.   While these agreements specify a two-year term,
thatlook.com chooses to be flexible in its administration of the terms in order to maintain its goodwill with the doctors. In addition, thatlook.com provides assurances to participating doctors that its marketing efforts will be of value. In this regard, thatlook.com is willing to subject its services to performance standards. Recognizing that participating doctors are no different than other consumers in wanting to ensure their expenditures meet certain performance standards, thatlook.com has increased the flexibility of its program by allowing the doctors to participate at one of the levels shown below, with the minimum performance standards indicated:

                        Monthly              Performance Standard
                        Fee                  Monthly Consultations

Silver                  $2,500                        2.32
Gold                    $5,000                        4.64
Platinum                $9,990                       13.42

In the event the minimum performance standard is not met in a given calendar quarter, the participating doctor receives either a pro-rata refund of the Marketing Management Fee for that quarter or increases the performance standard for the following quarter, at his or her option. Market related revenues in the accompanying financial statements are recognized as earned, not as billed.

thatlook.com's Marketing Management Program has changed since its inception. Previous changes include the following:

* The fee to participate in the program was modified from a fixed $10,000 per month to the three-tiered program described above. Thus, the doctors are now allowed to choose the level of participation with which they are most comfortable.

* thatlook.com's marketing program to the doctors was refocused to emphasize that it adds incremental income to their practices; it is not intended to generate the primary practice income i.e., the doctor cannot easily build a practice around thatlook.com's program. Rather, he or she can fill unused surgical capacity, thus covering overhead more efficiently and adding incremental profits to the base practice.

As of February 28, 2001 there were 94 doctors participating in thatlook.com's Marketing Management Programs. These doctors are located in the following 28 states and Washington D.C.:

                 # of Participating
State                 Doctors
-----           -------------------
California              11
New York                11
Pennsylvania            10
Texas                    9
Illinois                 6
North Carolina           5
Florida                  4
Massachusetts            4
New Jersey               4
Arizona                  2
Connecticut              2
Kentucky                 2
Ohio                     2
Maryland                 2
Missouri                 2
Tennessee                2
Washington, D.C.         2
Utah                     2
Wisconsin                2
Colorado                 1
Georgia                  1
Hawaii                   1
Louisiana                1
Michigan                 1
Minnesota                1
Mississippi              1
Rhode Island             1
Virginia                 1
Washington               1

Of these 94 doctors, 32 are orthodontists. We started to recruit orthodontists for our Marketing Management Programs in December 2000. Our first orthodontic patients had consultations in February 2001. These orthodontists have the option to stay in the program after a three-month trial period, without any penalty for terminating the agreement. It is too early to determine if the orthodontists will decide to continue to participate in our marketing programs. Moreover, it is too early to determine if the orthodontic program will warrant the allocation of thatlook.com's resources to an orthodontic program.

Marketing Program Doctor Selection
-------------------------------------
All of thatlook.com's participating doctors are Certified by a Medical Board of one particular specialty or another. These certifications are in their area of specialization, and include, for example, plastic surgery, general surgery, dermatology, ear/nose/throat, facial plastic surgery, otolaryngology, etc.

The majority (90%) of thatlook.com's participating doctors are American Board of Plastic Surgery certified, although this is not a requirement. The criteria that we impose on doctors that wish to participate in the Marketing Program are:

* The doctor be Board certified in his or her area of specialty and have a current medical license;

* Malpractice insurance of at least $250,000. However, the average malpractice insurance carried by the Company's participating doctors is currently just over $1 million per claim, and $2.8 million in aggregate. The insurance companies providing malpractice insurance have a strong interest in doing detailed underwriting, and have access to information not generally available to us. Therefore, management believes that the relatively high coverage by its doctor participants helps to maintain a high quality doctor base; and

* A clean or readily explainable record regarding patient complaints with his or her local medical board.

Doctors are recruited into thatlook.com's Marketing Management Program largely via a direct, personal selling effort by a dedicated sales staff, doctor members of the thatlook.com's Advisory Board, as well as thatlook.com's officers. In addition, thatlook.com features exhibits at national and regional medical conferences to inform potential doctor participants of the benefits of its program.

Marketing Program Consultation Generation
-----------------------------------------
Consumer leads are generated from the Internet, television, radio, print, and direct mail. Prior to mid-year 1999, these leads had been almost entirely in the form of incoming calls into thatlook.com's Teleservices Center. The addition of thatlook.com's Internet marketing activities in late April of 1999 also resulted in leads arriving via either email or registration on thatlook.com's web site. Leads generated from the Internet are followed up by thatlook.com's Teleservices Representatives (TSRs) via telephone.

A new lead is credit-qualified and typically either approved or rejected while on the telephone with the TSR. The credit qualification process is a function of the our own criteria, including minimum FICO scores(Fair-Isaac Credit Scores), open credit, employment tenure, debt ratio etc. However, since we do not usually retain final ownership of the loans, it also includes the evaluation criteria of the financial institutions we sell loans to.

If a prospect fails the credit qualification process on his or her own merits, he or she is asked if they can get a co-signer for the loan, and the qualification process is repeated based upon the combined merits of the applicant and co-signer.

Upon credit approval, the prospective patient is then connected (via telephone) by the TSR directly to the nearest participating doctor's office, which then schedules an initial, free consultation.

In order to improve and shorten the time from inquiry to performance of a procedure, as well as to maintain control over the number of contractually-bound consultations with the participating doctors, the prospect is initially scheduled into only one doctor at a time for consultation.

The selection of the doctor's office for a specific prospective patient is done via a Doctor Locator program. This program is intended to:

* Ensure that the prospective patient is referred to a doctor with qualifications appropriate to the prospect's area of interest;

* Balance out patient consultations among the participating doctors; and

* Ensure that our performance standards are being met.

Consumers are not required to participate in thatlook.com's financing program to have access to the our free consultation program. Consumers that avail themselves of our free consultation program, but have their own financing abilities, are referred and followed up in the normal manner. Such consultations count toward thatlook.com's contractual performance standards with its participating doctors.

The TSRs receive both initial and ongoing training on thatlook.com's services, credit qualification requirements, and procedures for helping maintain or improve the conversions of incoming inquiries into procedures. At no time does a TSR offer or give medical advice.

Prior to the fourth quarter of 1999, the bulk of the incoming patient leads were generated via television advertising, but only 5% of consultations in 2000 came from television. During the first half of 2000 we advertised primarily in women's magazines such as Cosmopolitan, Redbook, and Soap Opera Digest. In 2000, 46% of all consultations were attributed to magazines. In June 2000, thatlook.com signed a media venture capital agreement where we exchanged common stock for media credits(See Note 4). However, the media placed as part of the media venture capital agreement did not generate the anticipated number of patients for doctors in our marketing program. In January 2001, thatlook.com and the media broker mutually agreed to terminate the agreement.

Internet marketing has generated approximately 37% of total consultations for 2000. However, we are not able to determine the source of the Internet traffic that may be generated from various media placements. Similarly, we are not able to determine the true cost to generate patient leads from the Internet.

Internet-Related Activities
---------------------------
thatlook.com established its Web presence in the middle of the second quarter of 1999. Since that time, thatlook.com has driven traffic to its web site via numerous efforts, including:

* Affiliate and co-marketing arrangements with other Web entities, such as Be Free, Cyber Gold, Commission Junction, and Traffic Leader;

* Television, radio and print advertising; and

* Co-marketing arrangements with women's wear catalogue merchants, general merchandise catalogue merchants and women's wear manufacturers.

The following table shows the monthly average number "hits" on the thatlook.com's web site:

Average Monthly Web Site Statistics for year 2000

         First         Second         Third         Fourth
        Quarter        Quarter       Quarter        Quarter

Hits   2,000,579     1,913,502      3,539,293      3,956,796

Our Web site makes it relatively easy for people to "window shop" in an idle manner when browsing the Internet. Typically, these consumers use our Web site as an information source to answer their questions. In 2000, we purchased patient imaging software from a software development company. Consumers can download the software from our web site. After consumers scan their pictures, they can use the software to see how they may look "before" and "after" surgery.

Financing Spread or Loan Commission Generation:
-----------------------------------------------
Under the current operating structure, thatlook.com purchases a patient's loan from a doctor, net of a purchase discount from face value, and resells the loan to a financial institution. thatlook.com warehouses (temporarily owns, typically for 7-10 days) the loans only on a short-term basis, prior to a sale to a financial institution.

The individual patient's credit quality affects the purchase price at which a loan is sold. Additionally, different institutions may, over time, vary the rates at which they are willing to purchase loans of a given quality.

Purchase discounts, on sold loans, are recognized as income in the month in which the sale is recorded. Doctors sell loans to thatlook.com, subject to limited recourse. The recourse typically is limited to first payment defaults, fraud, or malpractice by the performing doctor.

Financing Commitments:
----------------------
Since thatlook.com generally does not intend to retain ownership of loans, the ability to place loans is critical to its future success.

We currently sell loans to three institutional lenders: Monterey Financial Services, Inc. in Oceanside, California; Tidewater Finance Company in Chesapeake, Virginia; and Microfinancial, Inc. (d/b/a Leasecomm) in Waltham, Massachusetts. The commitment from Monterey Financial began in October 1999 and is for a maximum of $1 million per month. We executed the Tidewater agreement in August 2000. The Tidewater agreement does not include a monthly loan volume commitment for either party.

The commitment from Microfinacial began in June, 1998, and is for a maximum of $1.5 million per month, a minimum of $500,000 per month, and expired on February 8, 2000. Although the contractual agreements for Microfinancial to purchase loans have expired, Microfinancial continues to purchase loans on a month-to-month basis. All loan agreements give the purchasing institutions the ability to reject loans that do not meet their lending criteria. Management believes that the commitments described above provide sufficient capacity to sell the loans that we will purchase and sell for the immediate future.

thatlook.com also has a $1 million dollar line-of-credit with Sterling Financial Services Company in New York, New York. While the outstanding balance on the line-of-credit at December 31, 2000 was approximately $507,000, we are unable to borrow the additional balance up to the $1 million dollar limit. The underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. We need to collect on certain delinquent loans so that the loans count in the "availability" formula. We need to supply Sterling with $120,000 - $150,000 in patient notes receivable, net of thatlook.com's purchase discount, to be in compliance with the covenants for the line-of-credit. While thatlook.com was not in compliance with the covenants at December 31, 2000, and the bank did not issue a waiver for non-compliance, the bank also did not call the loan.

Should any of the financial institutions described above terminate these relationships, thatlook.com may experience serious difficulty placing its loans until alternative purchasers can be found. In recognition of this risk, management is actively engaged in discussions with other lenders in order to broaden the base of institutions to which it sells loans, and thereby reduce this risk. No assurance can be given that we will be able to enter into beneficial arrangements in this regard.

Interest Income
---------------
While thatlook.com originally retained ownership of loans it originated, this practice was largely discontinued in the fourth quarter of 1998 when we refocused our efforts on being entirely a marketing-based company.

thatlook.com sold approximately 98%, by face value, of the loans that it purchased in 2000. Until or unless the remainder of this portfolio is sold, thatlook.com's income statement will continue to show interest income and interest expense (from the hypothecation of these loans) as this portfolio matures.

As of December 31, 2000, management estimates that the average loan life left of the portfolio was 2.1 years.

Competition
-----------
We face significant potential competition.

Barriers to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies. There are a number of Web sites that offer doctor information and referral services.

Furthermore, there is a significant number of competitors who provide specific credit financing for elective cosmetic procedures. Many of them are substantially larger, have longer operating histories and are more broadly represented in doctors' offices than thatlook.com. These competitors also have significantly greater financial, technical and marketing resources than we do.

Doctor Referral Web Sites
----------------------------
We do not believe Web sites of individual doctors provide material competition to its business model. There are, however, several Web sites that provide listings of plastic surgeons, much like, in management's opinion, that done in telephone company Yellow Pages.

Such Web site listings of plastic surgeons that management is aware of are:
American's Cosmetic Surgery Specialists(www.acss.com); Plastic Surgery/ Cosmetic Surgery Network(www.plastic-surgery.net,www.cosmetic-surgery.net);
Surgery.com(www.plasticsurgery.com); Topdoctor.com(www.topdoctor.com).

Cosmetic Surgery Financing
--------------------------
Competition for cosmetic surgery financing is constantly changing, and remains relatively fragmented.

Competition includes the use of credit cards, personal loans at local banks, various consumer finance companies, and a limited number of national providers. Some of these national providers include Unicorn Financial, Elite Physician Services, HealthReady, and MBNA, which provides financing under the auspices of the American Society of Plastic Surgeons (ASPS).

Outsourced Marketing Management Competition
-------------------------------------------
USMed.com is a marketing management company in this category for plastic surgery. USMed and Unicorn Financial, mentioned above, merged in 2000. Management believes that USMed is not an experienced direct-response marketer; does not have an established, trained telemarketing sales operation designed to bring qualified 'foot traffic' to the doctor's office; and doesn't use a multi-media Internet, radio, TV and direct mail approach to generate leads. USMed's business model does not generate patients through direct-response advertising. However, USMed has a large installed doctor base that refers patients interested in elective medical financing to USMed. The Plastic Surgery Company (AMEX:PSU)(www.idealme.com), based in Santa Barbara, California provides practice development and Internet marketing services for plastic surgeons. PSU has "business service agreements" with its plastic surgeons. Image Sculpting International, Inc. (CDNX:IIX), based in Toronto, in the Province of Alberta, Canada, is a multi-product company that operates two surgical facilities and a seven-store retail optical chain. One surgical facility provides laser vision correction and laser cosmetic procedures. A second facility provides plastic surgery procedures. Should we expand our product offerings or change our business model, companies similar to PSU and Image Sculpting will represent additional competition.

Orthodontic Centers of America (OCA) is the largest marketing management company in the field of orthodontics. OCA's business model includes leasing orthodontists' practices generally for 20 to 40 years. OCA provides various management consulting and revenue collection services for the orthodontists. While we do not plan to lease orthodontists' practices, we will target the same patients using similar pricing strategies that OCA uses.

Intellectual Property and Proprietary Rights
--------------------------------------------
We believe that thatlook.com's business model, business name, and policies and procedures are proprietary and we rely on a combination of contracts and other trade secrets and trademark laws that protect this property. In addition, all employee contracts contain non-disclosure and non-compete clauses.

While thatlook.com owns certain Internet domain names, which we believe are protected, we are also taking steps to protect our proprietary Internet programs and method of doing business. In April 2000, we submitted an application to the United States Patent and Trademark Office to protect our method of doing business. We anticipate a response from the Patent Office within six to nine months, but can give no assurance that our application will be approved.

Government Regulation
---------------------
Our business is regulated extensively by federal, state and local government authorities. We must comply with many laws imposing various requirements on our operations and restricting our business activities. These include, among other things;
a. restrictions on the payment of referral fees from physicians;
b. regulating credit granting activities;
c. establishing maximum interest rates and charges;
d. requiring disclosure to customers; and
e. governing secured transactions and setting collection, repossessing and claims handling procedures and other trade practices.

There can be no assurance that we are in compliance with all applicable laws and our failure to comply with these laws would have a materially adverse effect on us. Furthermore, if more restrictive laws are adopted in the future, it would make our efforts to comply with such laws more difficult and expensive. In addition, it could restrict our ability to market physicians' services, purchase or finance installment sales and small loans, or further limit or restrict the amount of interest and other charges we can impose on these loans.

We face risks associated with possible regulation under state or federal financing brokerage laws.

We believe that our service does not qualify as a financing brokerage activity and, therefore, state broker licensing requirements do not apply to us. However, if a state determines that we are acting as a broker, we may be required to comply with burdensome licensing requirements or terminate our operations in that state. In either case, our business, results of operations and financial condition could be materially and adversely affected.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but the legislative and regulatory treatment of the Internet remains largely unsettled. The U.S. Congress has adopted Internet laws regarding copyrights, taxation and the protection of children. In addition, a number of other legislative and regulatory proposals under consideration by federal, state, local and foreign governments could lead to additional laws and regulations affecting the right to collect and use personally identifiable information, online content, user privacy, taxation, access charges and liability for third-party activities, among other things. For example, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws in the United States that may impose additional burdens on companies conducting business over the Internet.

Existing or future laws or regulations affecting the Internet could lessen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium, and could reduce the demand for our services or increase our cost of doing business, all of which could cause our business, financial condition and results of operations to be materially and adversely affected.

Because our business involves the transmission of information, we may incur liability for information retrieved from or transmitted over the Internet.

Concerns regarding security of transactions and transmitting confidential information over the Internet may negatively impact our ability to use the Internet as a marketing medium.

We believe that concern regarding the security of confidential information transmitted over the Internet, such as credit application information, prevents many potential customers from engaging in online transactions. If we do not add sufficient security features to our Web site, we may not be able to use the Internet as a marketing medium or there may be additional legal exposure to us. We have included basic security features to protect the privacy and integrity of customer data, such as password requirements to access some data.

Internet Privacy
----------------
The Federal Trade Commission (FTC) appears to be emerging as the chief enforcer of Internet regulations, particularly issues related to Internet privacy. A major part of the FTC's statute relates to unfairness and deception, which it believes can be implicated directly in invasions of privacy. The FTC has launched probes of several on-line retailers. Critics have taken issue with on-line retailers plans to match consumers' names and demographic information with anonymous online activity. In addition, management is aware that the FTC has launched a review of other health-care sites to determine if personal information about their visitors are improperly shared with third parties. While it can give no guarantee, management does not believe, but remains unsure, if these governmental probes or reviews about privacy will have a material adverse effect on thatlook.com Our business model does not rely on the sale of information about visitors to our Internet site. Furthermore, thatlook.com has never sold information about its site visitors, nor does it intend to.

Consumer Privacy Regulations - Gramm-Leach Bliley Act
-----------------------------------------------------
According to the Gramm-Leach Bliley Act, which became effective November 13, 2000 and requires mandatory compliance by July 1, 2001, financial institutions must provide initial privacy notices to existing customers and must start giving privacy notices to all new customers. Among other things, the privacy notices must disclose details about an institutions policies and practices concerning the security and confidentiality of personal information. While we can make no assurances regarding absolute compliance with these new regulations, we believe that we will be able to comply fully.

Breast Augmentation:
--------------------
The Web site for the American Society of Plastic Surgeons (ASPS) www.plasticsurgery.org includes information and statistics about plastic surgery procedures. In an article posted on the ASPS Web site on August 18, 2000, "More Women Seeking Cosmetic Surgery," the ASPS represents that cosmetic surgery among women increased 293% from 1992 to 1999, and 26% from 1998 to 1999 for the top three procedures; Liposuction, Breast Augmentation and Eyelid Surgery. These procedures were the most popular procedures among women in 1999. A summary chart follows:

Procedure          1992      1998      1999   % Change    % Change
                                               1998 vs.    1992 vs.
                                                1999         1999
------------------------------------------------------------------
Liposuction      41,074    152,290    201,083    32%        390%

Breast
Augmentation     32,607    132,378    167,318    26%        413%

Eyelid
Surgery          50,542    104,437    120,160    15%        137%
-------------------------------------------------------------------
Total           124,223    389,105    488,561    26%        293%

These breast augmentation procedures were performed with saline-filled implants, despite the lack of a declaration from the United States Food and Drug Administration (FDA) that the implants were safe. Press releases included the following information about the FDA and its Medical Devices Advisory Committee:

In 1988, the FDA decided that breast implants needed tougher preclinical and clinical testing prior to marketing. Thus, implants were reclassified from Class II devices to Class III devices. The FDA's Medical Devices Advisory Committee, makes recommendations that the FDA typically follows, but is not bound by the committee's recommendations. On March 2, 2000, the Advisory committee recommended that women getting saline implants be warned that the implants can deflate and require repeated operations. On the same day, the Advisory committee voted unanimously that a small implant maker, PIP/USA of Miami, did not prove its brand of saline implants were safe and effective. The committee rejected PIP's implants largely because the company's study was incomplete. The Advisory committee recommended that the two largest implant manufacturers, McGhan Medical Corporation and Mentor Corporation, both of Santa Barbara, California, be allowed to continue selling their brands of saline implants. On May 11, 2000, the FDA approved the Advisory Board's recommendations.

More than 50% of patients generated from thatlook.com's marketing activities seek breast augmentation surgery. At any time, government regulations could limit the number of manufacturers of implants, or types of implants that can be used. In addition, customer concerns about pending governmental reviews or negative publicity could deter patients, possibly only temporarily, from having breast augmentation surgery.

Employees
---------
Currently, thatlook.com has 27 full-time employees and 5 part-time employees, including its corporate officers. At December 31, 1999, thatlook.com had 48 full-time employees and 10 part-time employees, including its corporate officers. thatlook.com does not have any collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

The success of thatlook.com, at its current stage of development, depends greatly upon the continued employment of Gerard A. Powell, thatlook.com's President and Chief Executive Officer. While the loss of Mr. Powell's employment would have a material, adverse effect upon thatlook.com, we have not purchased "key man" insurance policies on the life of Mr. Powell. However, management believes thatlook.com's dependency on Mr.Powell's entrepreneurial skills will decline as the business model and systems are refined further.

Item 2. Properties:
-------------------
In March 2000, thatlook.com signed a new lease for approximately 8,000 square feet of office space at approximately $10.40 per square foot in Stroudsburg, Pennsylvania for three years until March 2003, with an option to extend the lease for two additional years. Previously, thatlook.com leased 5,831 square feet of office space at approximately $10.60 per square foot in East Stroudsburg, Pennsylvania.

thatlook.com leased space beginning July 1998 for Elective Investments, Inc. in Marshalls Creek, Pennsylvania. This office was approximately three miles from the East Stroudsburg office. In August of 1999, thatlook.com reduced its head count, and simultaneously moved the Elective Investments, Inc. personnel back to East Stroudsburg. The space has been re-leased and Elective Investments, Inc. has no further lease obligations for the Marshalls Creek office.

Item 3 Legal Proceedings:
-------------------------
Active Litigation; Defendant
----------------------------
Legal Proceedings:
------------------
In May 1998, thatlook.com entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At December 31, 2000, the Company was in default on repayment of the $180,000 balance due on this note. The payee has instituted a lawsuit for repayment of the balance plus interest. There is a Complaint in Confession of Judgement and a Confession of Judgement was filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations, against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania (See Note 7). The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com on February 19, 1999, in the amount of $202,550, plus interest and costs until paid. thatlook.com filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999. This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by thatlook.com and thatlook.com also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of amounts filed by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. An oral argument is scheduled for April 17, 2001 for the Petition to Open and/or Strike Judgment by Confession and to Stay Execution.

On September 5, 2000, a complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) on behalf of a prior employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. An answer to Plaintiff's Complaint and Affirmative Defenses was filed by thatlook.com on December 26, 2000. This litigation is currently in the discovery stage.

On September 22, 2000, a complaint was filed in the Superior Court of California, County of San Francisco (Case #311644) on behalf of a patient, against a surgeon and thatlook.com, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and thatlook.com. In a settlement demand dated August 9, 2000, the patient sought $750,000. The complaint seeks unspecified amounts including punitive damages plus interest and attorney's fees. While thatlook.com plans to defend vigorously its position, if necessary, thatlook.com believes that it can enforce its management agreement with the doctor where the doctor and thatlook.com agreed to indemnify, hold harmless, and agreed to defend each other against claims arising out of negligence, or fault, or the performance of obligations under the management agreement.

There is litigation presently pending against thatlook.com in the Circuit Court of Cook County, Illinois, County Department, Law Division(Case #00L 010329), on behalf of a patient, against a surgeon and thatlook.com, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and thatlook.com. The case was filed on September 8, 2000 for an undetermined amount in excess of $50,000.

There is litigation presently pending against thatlook.com in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), on behalf of a patient, regarding complications with a surgery, against a surgeon and thatlook.com, jointly and separately, as defendants. An amended complaint was filed on October 17, 2000 for an undetermined amount in excess of $25,000.

A complaint was filed on March 7, 2001 for an undetermined amount against thatlook.com by a former employee, with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation.

In addition to the above, thatlook.com is party to several other pending and/or threatened legal proceedings and claims, which management does not believe will involve any amount, exclusive of interest and costs, in excess of 10% of our current assets. Although the outcome of all of the above proceedings and other pending proceedings cannot be determined with certainty at this time, thatlook.com's general counsel and management are of the opinion that provisions made for potential losses are adequate and any further liabilities and costs should not have a material adverse effect on thatlook.com's results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matter was submitted to a vote of security holders in the fourth quarter.

Part II.
--------

Item 5.  Market for Common Equity and Related Stockholders Matters
------------------------------------------------------------------

Market Information
------------------
thatlook.com's common stock is quoted on OTC Bulletin Board market of the National Association of Security Dealers under the symbol "THAT".

The following table sets forth the approximate high and low closing sales prices per share as reported by the OTC Bulletin Board market for thatlook.com's common stock for the calendar periods indicated. These quotes were published by Pink Sheets, LLC, formerly known as the National Quotation Bureau, Inc. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions.

                     STOCK QUOTATIONS (*)

Fiscal Quarter                          High           Low
--------------                          -----         -----
Quarter Ended March 31, 1999            1.00           1.00
Quarter Ended June 30, 1999            12.50           4.06
Quarter Ended September 30, 1999        4.50           2.63
Quarter Ended December 31, 1999         2.88           2.25
Quarter Ended March 31, 2000            3.50           2.13
Quarter Ended June 30, 2000             3.00           2.00
Quarter Ended September 30, 2000        2.38           1.00
Quarter Ended December 31, 2000         1.03           0.16

* - The future sale of presently outstanding "unregistered" and "restricted" common stock of thatlook.com by present members of management and persons who own more than five percent of the outstanding voting securities of thatlook.com may have an adverse effect on any "established trading market" of common stock of thatlook.com. A significant portion of the "restricted" shares became eligible for resale under Rule 144 of the Securities and Exchange Commission, beginning April 29, 2000, which is one year after the April 29, 1999 recapitalization.

** - Prior to the April 29, 1999 recapitalization, thatlook.com's common stock last traded July, 1989 in the "Pink Sheets" published by Pink Sheets, LLC.

Holders
-------
The number of record holders of thatlook.com's securities as of December 31, 2000 is approximately 468, plus an indeterminate number of holders who hold their shares in the name of a broker or the name of another nominee instead of a customer.

Dividends
---------
thatlook.com has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions, other than cash flow, limiting thatlook.com's ability to pay dividends on its securities.

Sales of Unregistered Securities
--------------------------------
Prior to the April 29, 1999 Agreement and Plan of Reorganization (the "Plan"), which was accounted for as a recapitalization, there were no sales of any securities of thatlook.com prior to September 30, 1998 for the past three years. The Plan was filed with the Commission on May 12, 1999 on Form 8-K, and amended May 24, 1999 and July 14, 1999. The Plan is an exhibit to the thatlook.com's Current Report and is incorporated herein by reference.

Following the recapitalization until the date of this report, thatlook.com sold 15,772,299 shares of common stock and 5,864,657 warrants for cash, conversions of debt obligations, payment of services, and purchase of assets. Of the 15,772,299 shares of common stock, 715,789 represent the cashless exercise of 800,000 common stock warrants by a principal shareholder (See Note
13). In addition, thatlook.com executed convertible debt agreements, which allow the payee to convert the debt obligation to shares of unregistered, restricted common stock.

The following table reflects the sales of unregistered, restricted shares of thatlook.com's common stock following the recapitalization:

                                   Date        Number of        Aggregate
    Name(1)                      Acquired        Shares        Consideration
    ----                         --------        ------        -------------
Allen Stern                      04/29/1999     458,032         $1,500,000(A)
Gerard A. Powell (2)             04/29/1999       7,541             38,000(A)
Saul Epstein (2)                 06/29/1999      60,682             78,571(B)
Richard H. Gwinn (2)             06/29/1999     110,332            142,858(B)
Harvey Kimmel                    06/29/1999      60,682             78,571(B)
Creative Business Planning, Inc. 08/01/1999      25,000             26,950(B)
Howard Sutkin, M.D.              08/12/1999       3,252              3,150(B)
APUS Capital Corporation         08/13/1999      12,500             18,750(C)
Ronald K. Gilmer, M.D.           08/26/1999       2,305              3,345(B)
Lawrence T. Simon (2)            08/30/1999     400,000            600,000(D)
Ronald K. Gilmer, M.D.           09/02/1999       2,304              2,150(B)
Ronald K. Gilmer, M.D.           09/09/1999       1,608              1,500(B)
Richard A. Joseph, M.D.          09/15/1999       3,752              3,500(B)
Richard A. Joseph, M.D.          09/15/1999       3,618              3,375(B)
Ronald K. Gilmer, M.D.           09/17/1999       2,304              2,150(B)
Ronald K. Gilmer, M.D.           09/23/1999       2,304              2,150(B)
Ronald K. Gilmer, M.D.           09/28/1999       1,286              1,200(B)
Gina Prisinzano                  10/04/1999       2,000              3,000(E)
Neil Crisci                      10/04/1999       2,000              3,000(E)
Mary Ann Freeby                  10/04/1999       2,000              3,000(E)
John A. Coyle                    10/04/1999       2,000              3,000(E)
Julian Henley M.D.               10/07/1999       4,245              5,850(B)
Ronald K. Gilmer, M.D.           10/21/1999       3,185              2,150(B)
Ronald K. Gilmer, M.D.           11/19/1999       2,444              1,650(B)
Gerard A. Powell (2)(3)          12/31/1999     796,000            199,000(D)
Lawrence T. Simon (2)(3)         12/31/1999   2,000,000            500,000(D)
MicroFinancial, Inc.             12/31/1999     503,723            503,723(B)
Gerard A. Powell (2)             12/31/1999     226,118            226,118(B)
Vincent J. Trapasso (2)          12/31/1999      27,628             27,628(B)
Sands Brothers                   02/18/2000     750,000            514,639(J)
Timothy DeHerrera                02/18/2000      70,000             48,033(J)
Stuart Guskind                   03/09/2000     100,000            150,000(D)
4YOU.com, Inc.                   04/03/2000     400,000             10,217(K)
Gerard A. Powell (2)(3)          04/05/2000       4,000              1,000(D)
Lawrence T. Simon (2)            04/13/2000       1,000              1,500(D)
Alan Zazoff                      04/18/2000      70,000            101,500(C)
Alan Zazoff                      04/18/2000     200,000             34,545(L)
Gulf Atlantic Publishing (5)     04/21/2000      67,000             75,000(C)
Lawrence T. Simon (2)(4)         05/01/2000     166,667            250,000(D)
Oleg Shelestyuk                  06/30/2000      73,333            106,333(C)
Arther Simonyan                  06/30/2000      36,667             53,167(C)
Sivla, Inc. (6)                  06/30/2000  11,250,000          5,001,000(C)
Gerard A. Powell (2)             07/06/2000     715,789            143,158(F)
World of Internet, AG            07/31/2000      75,000            150,000(C)
Nancy Hopkins                    09/21/2000      17,549            $26,323(B)
Financial Capital Consultants    10/24/2000     300,000             37,500(C)
Microfinancial, Inc.             11/03/2000     100,000             12,500(G)
Wellington Capital Corporation   11/27/2000   1,650,000            206,250(C)
Gerard A. Powell (2)             12/01/2000     200,000             25,000(H)
Marvin P. Metzger (2)            12/01/2000     100,000             12,500(H)
Vincent Trapasso (2)             12/01/2000      95,000             11,875(H)
Saul Epstein (2)                 12/01/2000      25,000              3,125(H)
Richard Gwinn (2)                12/01/2000      25,000              3,125(H)
Larry T. Simon (2)               12/01/2000      25,000              3,125(H)
Gerard A. Powell (2)             12/01/2000     400,000             50,000(H)
Vincent Trapasso (2)             12/01/2000     300,000             37,500(H)
Saul Epstein (2)                 12/01/2000     300,000             37,500(H)
Richard Gwinn (2)                12/01/2000     300,000             37,500(H)
Lawrence Simon (2)               12/01/2000     300,000             37,500(H)
Anthony Baxter                   12/31/2000       5,800                725(I)
Tony Bernardo                    12/31/2000       5,800                725(I)
Christina Cooke                  12/31/2000       7,300                913(I)
Ann Marie Demarco                12/31/2000       2,500                313(I)
Saul Epstein (2)                 12/31/2000      52,000              6,500(I)
Patricia Ericson                 12/31/2000       7,500                788(I)
Clarion Associates               12/31/2000      75,000              9,375(I)
Angela Grabowski                 12/31/2000       6,050                757(I)
Marilyn Groteke                  12/31/2000       3,000                376(I)
Richard Gwinn (2)                12/31/2000      52,000              6,500(I)
Rebecca Hannon                   12/31/2000      16,000              2,000(I)
Susanne Kaps                     12/31/2000       5,800                725(I)
Judy Kittredge                   12/31/2000       5,800                725(I)
Joseph Lambert                   12/31/2000       8,500              1,063(I)
Karen Lawler                     12/31/2000       2,500                313(I)
Milinda Meade                    12/31/2000      16,000              2,000(I)
Olga Mercado                     12/31/2000       4,500                563(I)
Marvin P. Metzger (2)            12/31/2000      56,000              7,000(I)
Debbie Miller                    12/31/2000       5,800                725(I)
Karen Morris                     12/31/2000       8,500              1,063(I)
Vincent Mullay                   12/31/2000      16,000              2,000(I)
Mansour Niasse                   12/31/2000       5,800                725(I)
Susan Peterson                   12/31/2000      16,000              2,000(I)
Maria Picarello                  12/31/2000       2,000                250(I)
Gerard A. Powell (2)             12/31/2000     325,000             40,625(I)
Gladys Rivera                    12/31/2000       5,800                725(I)
Carmina Samonte                  12/31/2000       6,050                757(I)
Jennie Schaefer                  12/31/2000       6,050                757(I)
Lawrence T. Simon (2)            12/31/2000     127,000             15,875(I)
Mary Snyder                      12/31/2000       5,800                725(I)
Donna Sorrentino                 12/31/2000       3,000                375(I)
Diane Staniszewski               12/31/2000       6,050                757(I)
Gina Stevens                     12/31/2000       5,800                725(I)
Timothy Stewart                  12/31/2000      16,000              2,000(I)
Kimberly Thomakos                12/31/2000       5,800                725(I)
Charlie Lynn Trapasso (2)        12/31/2000      10,000              1,250(I)
Vincent Trapasso (2)             12/31/2000      25,000              3,125(I)
Pamela Vanderpool                12/31/2000       2,500                313(I)
Frantz Volcy                     12/31/2000       5,800                725(I)
Grace Wagner                     12/31/2000       4,300                528(I)
Diane Walsh                      12/31/2000       2,500                313(I)
John Weirich                     12/31/2000       9,000              1,125(I)
Gail Widdoss                     12/31/2000       6,050                757(I)

(1) Management believes each of the foregoing persons or entities was either an "accredited investor", or a "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information regarding thatlook.com prior to the offer, sale or issuance of these "restricted securities". thatlook.com believes these shares were exempt from the registration requirements of the Securities Act of 1933, as amended(the "1933 Act"), pursuant to Section 4(2) and/or 3(b)thereof (See
Note 13 - Capital Transactions).

(2) Beneficial owner reported in Item 11.

(3) Includes one warrant for each share of common stock. The warrants are exercisable for $0.25 per share of common stock. These warrants expire on December 31, 2004.

(4) Includes one warrant for each share of common stock. The warrants are exercisable for $4.00 per share of common stock. The warrants expire on April 30, 2005.

(5) Gulf Atlantic Publishing returned 45,000 shares on November 28, 2000 for services not rendered.

(6) Sivla, Inc. returned 7,500,000 shares on February 6, 2001 for the cancellation of the contract.

(A) Converted debt or accounts payable to equity as a condition precedent to an April 29, 1999 reverse merger (See Note 1).

(B) Converted debt or accounts payable to equity.

(C) Issued common stock for payment of services or acquisition of other assets.

(D) Cash received for purchase of common stock.

(E) Shares of common stock issued for severance payment to past employees.

(F) Represents the net shares of common stock acquired. This shareholder exercised a right to acquire 800,000 shares of common stock according to a December 31, 1999 warrant agreement, which includes a cashless exercise provision. Based upon the market value of thatlook.com's common stock on the date of exercise, 84,211 shares were used to pay for the shares in the warrant agreement.

(G) Issued shares of common stock to a finance company as compensation for a waiver related to sale of restricted, unregistered to a principal shareholder, which diluted the finance company's equity position (See Note 9).

(H) Issued shares of common stock as compensation for services.

(I) Issued shares of common stock in exchange for "out-of-the-money" common stock options (See Note 15).

(J) Issued common stock warrants to as part of an investment banking agreement. These warrants have an exercise price of $2.00 per share and were valued using the Black-Scholes Pricing Model (See Note 14).

(K) Issued common stock warrants to an investor relations firm. 100,000 of these warrants have an exercise price of $2.50, 100,000 warrants have an exercise price of $3.50 per share, and 200,000 warrants have an exercise price of $4.50 per share These warrants were valued using the Black-Scholes Pricing Model (See Note 14).

(L) Issued common stock warrants to an investor relations firm. 100,000 of these warrants have an exercise price of $3.00 and 100,000 warrants have an exercise price of $3.50 per share. These warrants were valued using the Black-Scholes Pricing Model (See Note 14).

Item 6. Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Background
----------
thatlook.com, Inc., through its subsidiary, TLC, is in the business of direct-response marketing service, serving a network of doctors that specialize in performing elective, medical procedures. TLC uses a combined, multi-media approach, including the Internet, television, radio, print, and direct mail. Our marketing efforts generate patients who seek elective cosmetic surgery and orthodontic procedures. After we pre-screen patients interested in these elective medical procedures for creditworthiness, we refer the patients generated from our marketing programs to participating doctors who pay a monthly marketing fee. TLC, through its wholly-owned subsidiary, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.

On April 29, 1999, thatlook.com (TLC,formerly known as Cooperative Images, Inc., a New Jersey corporation, incorporated December 5, 1994) completed a reverse merger with a public entity, whereby a 100% interest in thatlook.com, Inc was acquired by First Target Acquisition, Inc.(FTA, a Nevada corporation, incorporated May 1, 1987), in exchange for 9,999,999 restricted shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC was deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and Elective Investments, Inc, (a Pennsylvania corporation, incorporated November 26, 1996) its wholly-owned subsidiary, for all periods presented.
The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, TLC's parent company, changed its name to thatlook.com, Inc. on July 23, 1999, to reflect the name of the principal operating business.

Overview
--------
In 2000, thatlook.com's marketing program strategies changed significantly three times during the year. In 1999 and continuing into 2000, thatlook.com created a three-tiered pricing structure for its doctor marketing program, expanded its multi-media selection to include additional print advertising, and reduced the number of doctors enrolled in its marketing program. In the first half of 2000, these changes led to increased patient flow for doctors remaining in the marketing program.

In June 2000, management signed a media venture capital agreement to issue common stock in exchange for $30 million dollars of advertising and media credits. As a result, thatlook.com decreased its cash media placements and decided to enroll additional doctors in its marketing program. As an incentive for the doctors to enroll, thatlook.com allowed new doctors to make quarterly payments rather than make cash-in-advance payments. In addition, new doctors had the option to make their first quarterly payment or terminate the contract without any penalty. However, the media schedules were placed 60-90 days later and less frequent than management expected. Moreover, these media placements, while perhaps appropriate for a more generalized audience, did not provide the highly targeted audiences that are required to deliver patients to our doctor base. Thus, in the fourth quarter of 2000, thatlook.com initiated plans to cancel the media agreement, which was canceled in January 2001.

While we began making alternative media placements at the end of the fourth quarter of 2000, the lead time to place media prevented any meaningful positive impact on revenues in the fourth quarter. Since the number of patients decreased, doctor satisfaction also declined, which forced management to issue refunds or credits to many of the doctors.

In 2000, thatlook.com benefited from significantly reduced operating expenses, staff size and interest costs. Management continues to change its business model in various ways to provide patients to medical practitioners more cost effectively. For example, we started an orthodontics program in December 2000. We may add other elective medical procedures, such as corrective eye surgery, to our list of marketing services, in part, to reduce per patient marketing costs and to offset overhead costs.

Plan of Operation - Comparison of Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $2,259,467 and $2,934,307 in 2000 and 1999 respectively, which represented a decrease of 23%. The decrease relates to fewer doctors in the marketing program and a failed media venture capital agreement. To eliminate a major enrollment deterrent for new doctors, management decided to offer contracts with an option to terminate the contract after a 90-day trial period. This option, coupled with less than expected patients generated from a media venture capital agreement, resulted in many new doctors exercising their option to terminate the marketing program. Management issued credits to the option doctors that terminated the agreement, and also issued credits to doctors that were dissatisfied that they did not receive the total number of patients provided for in their contracts.

Gains on sale of notes receivable were $759,842 and $1,110,978 in 2000 and 1999 respectively, which represented a decrease of 32%. Loan volume decreased 36% due to less patients generated from media placements and less patient loan referrals from doctors that did not participate in thatlook.com's marketing program. In contrast, the yield on loan sales, as a percentage of face value, increased to 12.5% in 2000 from 11.8% in 1999, primarily due to the addition of two new finance partners. Since all of our finance partners have unique lending criteria, multiple lenders enable our staff to sell the loans to the lender that offers the highest price. Management believes that the yield in 2001 will be similar to 2000.

Other revenue decreased to $97,591 from $266,296 in 2000 and 1999, respectively, as a result of lower loan volume and a one-time adjustment in 1999 for $93,654 for recourse fees earned immediately rather than over twelve months.

Expenses
--------
Media, advertising and promotional fees were $2,157,059 and $1,539,911 in 2000 and 1999 respectively, which represented an increase of 40%. Additional media expenses in 2000 were the result of increased spending related to a June 2000 media venture capital agreement, sponsorship of a NASCAR race, and promotional expenses to recruit more doctors. These media expenses offset savings from the use of print media, for example, magazine advertising. In some cases, print media cost to generate patient traffic for doctors is 50% lower than past television advertising, on a per patient basis.

The media placed as part of the media venture capital agreement did not generate the anticipated number of patients for doctors in our marketing program. In January 2001, thatlook.com and the media broker mutually agreed to terminate the agreement. As part of the settlement, thatlook.com expensed an additional $1,302,966 in advertising related to the termination of this agreement, which was retroactively reflected on the December 31, 2000 financial statements.

Payroll expenses for sales and marketing personnel was $776,786 and $991,248 in 2000 and 1999 respectively, which represented a decrease of $214,462, or 22% lower. Staff reductions in the second half of 1999 and the beginning of 2000 led to this decrease. Management made the reductions because staff levels exceeded necessary levels to process the current volume of business, and because gains were earned through operational efficiencies.

Telephone expenses for sales and marketing decreased to $92,771 from $201,418 in 2000 and 1999 respectively. These savings relate primarily to a new contract with our long distance supplier. Telephone expenses also declined due to less advertising and less patients per dollar of advertising in the second half of 2000.

Credit bureau expenses were $112,845 and $125,742 in 2000 and 1999 respectively, which represented a decrease of $12,897. Lower patient traffic and lending volume, and a more favorable credit bureau contract, decreased credit bureau expense. These lower expenses were offset by additional costs incurred in our credit scoring system due to operational changes requested by one of our finance partners. Previously, our staff members used the finance company's scoring model to screen all patients for creditworthiness. This finance partner requested that we delay the point in our lending process when we use the finance company's scoring system. Therefore, we requested more credit reports from our credit bureau.

Rent and utilities expenses were $109,148 and $121,966 in 2000 and 1999 respectively, a $12,818 decrease. thatlook.com began leasing a new office building on April 1, 2000. The new office space has approximately 40% more square feet, which costs approximately $2,000 per month more rent and utility expense. These additional 2000 expenses were offset by the cancellation of a subsidiary's temporary lease of a separate location in the third and fourth quarter of 1999 for approximately $3,400 per month.

Payroll expenses for general and administrative personnel decreased to $845,237 from $1,040,299 for 2000 and 1999 respectively, which represents a decrease of $195,062, or 19%. In 1999 and 2000, thatlook.com reduced its staffing levels to more cost effective levels. A smaller loan portfolio requires less support staff such as loan collections and servicing personnel.

Professional and consulting expenses were $880,225 and $600,968 in 2000 and 1999 respectively, an increase of $279,257, or 46%. The increase is due to additional expenses totaling $583,378 for investor relations, legal, professional, and consulting expenses related to raising capital. These professional fees were offset by the cancellation of 1999 management and guarantee fee agreements.

Other general and administrative expenses were $634,256 and $606,308 for 2000 and 1999 respectively, an increase of $27,948, or 5%. The increase is primarily the result of additional depreciation for a predictive dialer and options expense.

Interest expense decreased to $323,451 from $1,561,386 for 2000 and 1999 respectively, due to the restructuring of the notes receivable and line-of-credit with a finance company. As part of the restructuring, the finance company purchased patients' notes receivable to pay down a line-of-credit, which was collateralized by the patients' notes receivable. In addition, thatlook.com converted notes payable to equity. Most importantly, the balance sheet restructuring significantly reduced high interest-rate debt. The interest expense decrease related to the restructuring was offset, in part, by the addition of $981,659 of convertible debt and promissory notes in 2000.

The restructuring also led to a significant decline in interest income. Interest income was $125,033 and $1,100,817 for 2000 and 1999 respectively, which represented a decrease of $975,784, or 89%. Two issues explain the large decrease. First, as part of the restructuring agreement, a finance company purchased approximately $3.3 million dollars of patients' notes receivable. Second, thatlook.com's decision to sell loans, means that the underlying loan portfolio decreases over time, since few loans are added to the portfolio. The finance company had previously advanced funds on a line-of-credit to purchase the loans.

In September 2000, thatlook.com and an investment banker agreed to cancel their February 2000 agreement to raise funds for thatlook.com. The cancellation caused thatlook.com to write off $752,400 of previously deferred investment banking fees for the investment banker's agreement, a broker's agreement, and other related agreements.

Bad debt expense was $428,136 and $286,322 for 2000 and 1999, respectively, which represented an increase of $141,814, or 50%. The increase relates to $345,000 and $74,119 for 2000 and 1999, respectively, for increases in reserves for doubtful accounts and notes receivable. thatlook.com's restructuring plans included staff reductions in the collection department, which negatively impacted receipts of patient payments. While thatlook.com's needs for a collection staff have been declining due to its strategy to sell loans, in 2000, collection efforts on the remaining portfolio generated less than expected results. Recently, we outsourced collection of patient notes receivable that were more than 90 days past due to two collection agencies. The increase in bad debts expense was offset by a decrease in expenses for reserves for first payment default recourse obligations on loans sold to a specific finance company to $83,136 from $271,322 for 2000 and 1999, respectively. The volume of loans sold to this finance company, using face value, declined to $5,272,350 from $9,363,966 for 2000 and 1999, respectively. We also sold more loans in 2000 than 1999 to two additional finance partners totaling $823,089 and $100,589 for 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------
thatlook.com's business model requires adequate capital resources to pay for media placements to generate patients who are interested in elective medical procedures, and to develop efficient business systems to service the doctors participating in, and patients responding to, thatlook.com's marketing programs. Since the medical procedures are elective and do not involve third-party insurance reimbursements, thatlook.com typically must provide financing sources for the patients.

Following the cancellation of a June 2000 $30 million media venture capital agreement, our management team reverted back to placing its own media. Many media placements require cash payments 30-60 days in advance of the media being published. After patients respond to a media placement, we usually do not receive revenues for an additional 60-90 days. This 90-150 day cycle makes it incumbent upon us to obtain the requisite amount of capital to fund the media placements, as well as other infrastructure requirements.

In 2000 and through March 2001, we raised $402,500 from the sale of common stock, $1,400,000 from the sale of notes payable to shareholders, and borrowed $181,659 from other lenders. We also issued $3,769,564 of common stock for payment of services. However, there is no guarantee that we will be able to raise additional funds or sell additional common stock to meet our operational needs. Furthermore, management has not been successful raising capital with the assistance of investment bankers. Should certain negative events occur, such as the loss of finance partners for loan purchases, accelerated payment terms for loan covenant violations, or unfavorable settlement of lawsuits, existing capital constraints may limit the ability of thatlook.com to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

In January 2001, a principal shareholder agreed to convert $1,330,000 of convertible notes payable and $28,965 of accrued interest to equity, subject to shareholders' approval to increase the number of thatlook.com's authorized shares. These notes would have matured beginning in August 2001 through November 2002, which, based upon current cash flow, we would have had great difficultly paying timely.

In 2000, we defaulted on three $25,000 promissory notes due to three shareholders. We have had preliminary discussions to extend the terms of these three promissory notes. In addition, we defaulted on repayments of balances due on a $180,000 note payable and a $45,000 note payable. The payee on the $180,000 note payable has instituted a lawsuit for repayment of the balance plus interest (See Note 16). The $45,000 note is a promissory judgment note payable. If the payee decided to seek a judgment, we would have to pay the note with capital that is targeted to fund operations.

In 2000, significantly lower operating expenses and interest costs decreased our monthly cash requirements. We continue to change our business model in various ways to provide patients to medical practitioners more cost effectively, specifically to reduce per patient marketing costs and to offset overhead costs.

Our corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. If we held a loan until maturity, the purchase discount would be earned ratably over the term of the loan. We primarily sell loans to show positive operating results and to improve cash flow. We believe that our lenders have the capacity to purchase all of the loans that we purchase from doctors, provided that the patients meet the credit criteria of the lenders. If we were unable to sell loans, earnings would be adversely affected.

thatlook.com also has a $1 million dollar line of credit with a bank. While the outstanding balance on the line-of-credit at December 31, 2000 was approximately $507,000, we are unable to borrow the additional balance up to the $1 million dollar limit. The underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. We need to collect on certain delinquent loans so that the loans count in the "availability" formula. We outsourced collection of accounts more than 90 days past due to two collection companies. We need to supply the bank with approximately $120,000 to $150,000 in patient notes receivable, net of thatlook.com's purchase discount, to be in compliance with the line-of-credit covenants. While thatlook.com was not in compliance with the covenants at December 31, 2000, and the bank did not issue a waiver for non-compliance, the bank also did not call the loan. If the bank called the loan, we would have great difficultly paying the bank in a timely manner. In addition, immediate payments to the bank would reduce our working capital and negatively impact operations.

Cautionary Statement on Forward-Looking Statements:
---------------------------------------------------
Except for the historical information contained herein, certain of the matters discussed in this annual report on Form 10-KSB are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of physicians, changes in Food and Drug Administration regulations for breast implants, changes in the Federal Trade Commissions regulations on Internet privacy, compliance with Federal and State consumer lending and privacy regulations, competing effectively with existing and potential competitors, and changes in interest rates.

Item 6a Quantitative And Qualitative Disclosures about Market Risk:
-------------------------------------------------------------------
Elective Investments, Inc. currently purchases notes receivable contracts from cosmetic doctors. The contracts include the highest statutory interest rate allowed by the governing state laws.

We are subject to market risk for changes in interest rates and could be subjected to increased or decreased competition from other finance companies, which could have a material adverse effect on our financial results.

Item 7. Financial Statements
----------------------------
                              thatlook.com, Inc.
                               and Subsidiaries
                              ------------------

                                 -CONTENTS-


                                                                  Page (s)
                                                                  --------

         Management's Responsibility for Financial Reporting          F-1.

         Independent Auditors' Report                                 F-2.

         Financial Statements:

           Consolidated Balance Sheet                                 F-3.-4.

           Consolidated Statements of Operations                      F-5.

           Consolidated Statements of Stockholders' Deficiency        F-6.

           Consolidated Statements of Cash Flows                      F-7.-8.

         Notes to Financial Statements                                F-9.-32.

Management's Responsibility for Financial Reporting
--------------------------------------------------

The Company's management is responsible for the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this Form 10-KSB. In preparing the Consolidated Financial Statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

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

The Audit Committee, comprised solely of directors who are not officers or employees of the Company, meets quarterly with representatives of management and the Company's independent accountants to review and monitor the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The Company's independent accountants have full access to the Audit Committee.

/s/ Gerard A. Powell                               /s/ Marvin P. Metzger
--------------------                               ---------------------
Gerard A. Powell                                   Marvin P. Metzger
Chief Executive Officer                            Chief Financial Officer

                                                             Page F-1.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
thatlook.com, Inc. and Subsidiaries
East Stroudsburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of thatlook.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in
Part IV Item 13. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of thatlook.com, Inc. as of December 31, 2000, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


                                                /s/ LAZAR LEVINE & FELIX LLP

                                                LAZAR LEVINE & FELIX LLP

New York, New York
February 2, 2001



                                                                Page F-2.



                 thatlook.com, Inc. and Subsidiaries
                 -----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                                                       Page 1 of 2


                                                        December 31,
                                                            2000
                                                         ---------
                               -ASSETS-
CURRENT ASSETS

Cash                                                    $  17,684
Accounts receivable - finance company                      85,569
Accounts receivable, net of allowance of $76,450           44,216
Notes receivable, net of allowance of $49,661             271,288
Interest receivable                                         5,609
Loan receivable, shareholder                               14,000
Prepaid advertising                                       184,537
Prepaid expenses and other current assets                 362,697
Deferred debt issuance costs                               52,015
                                                       -----------
Total Current Assets                                    1,037,615

Fixed assets - net                                        516,524
Notes receivable, net of allowance of $42,303             240,257
                                                       -----------
Total Assets                                           $1,794,396
                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                Page F-3.


                thatlook.com, Inc. and Subsidiaries
                -----------------------------------
                    Consolidated Balance Sheets                    Page 2 of 2
                    ---------------------------
                                                        December 31,
                                                            2000
                                                        -----------
              - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Line-of-credit payable                                 $  507,082
Current Portion of:
  Notes payable                                           215,025
  Capital lease obligations                                24,765
  Notes payable - shareholders                            257,500
Accounts payable                                          711,443
Accrued expenses                                          402,063
Payroll and payroll taxes payable                          26,997
Other current liabilities                                  70,135
                                                       -----------
Total Current Liabilities                               2,215,010

Convertible subordinated debentures                     1,861,138
Notes payable                                              70,767
Capital lease obligations                                  14,663
Notes payable - shareholders                              542,500
                                                       -----------
Total Liabilities                                       4,704,078
                                                       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value,
  30,000,000 shares authorized,
  no shares issued or outstanding                           -
Common stock, $.001 par value, 50,000,000
  shares authorized, and 26,786,664 shares issued
  and outstanding                                          26,787
 Additional paid-in-capital                             8,525,550
 Accumulated deficit                                  (11,462,019)
                                                       -----------
 Total Stockholders' Equity (deficit)                  (2,909,682)
                                                       -----------
 Total Liabilities and Stockholders' Equity             $1,794,396
                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                             Page F-4.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
              For The Years Ended December 31, 2000 and 1999
              ----------------------------------------------
                                                  2000         1999
                                                  ----         ----
REVENUE:
  Marketing fees                              $ 2,259,467  $ 2,934,307
  Gain on sale of notes receivable                759,842    1,110,978
  Other                                            97,591      266,296
                                              -----------  -----------
TOTAL REVENUE                                   3,116,900    4,311,581
                                              -----------  -----------
SALES AND MARKETING EXPENSES:
  Media, advertising and promotion              2,157,059    1,539,911
  Payroll and payroll taxes                       776,786      991,248
  Telephone                                        92,771      201,418
  Credit reporting services                       112,845      125,742
  Other                                            61,188      118,298
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES              3,200,649    2,976,617
                                              -----------  -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                               109,148      121,966
 Payroll and payroll taxes                        845,237    1,040,299
 Professional and consulting                      880,225      600,968
 Other                                            634,256      606,308
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       2,468,866    2,369,541
                                              -----------  -----------
OTHER EXPENSES:
 Interest expense                                 323,451    1,561,386
 Interest income                                 (125,033)  (1,100,817)
 Write-off of prepaid advertising               1,302,966        -
 Write-off of deferred investment banking fees    752,400        -
 Bad debts                                        428,136      286,322
                                              -----------  -----------
TOTAL OTHER EXPENSES                            2,681,920      746,891
                                              -----------  -----------
TOTAL EXPENSES                                  8,351,435    6,093,049
                                              -----------  -----------
NET LOSS                                      $(5,234,535) $(1,781,468)
                                              ============ ===========
BASIC LOSS PER SHARE                          $     (0.23) $     (0.13)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   23,044,899   13,445,360
                                              ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                              Page F-5.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
              Consolidated Statements Of Stockholders' Deficit
              -----------------------------------------------
               For The Years Ended December 31, 2000 and 1999
               ----------------------------------------------
                   Common Stock (1)
                 ----------------------
                                Par      Paid-in    Accumulated
                   Shares      Value     Capital      Deficit       Total
                 ----------   -------   ---------  ------------  -----------
Balance at
Dec. 31, 1998    11,009,846   $11,010    $290,002  $(4,446,016)   $(4,145,004)
 Issuance of
  common stock
  for cash        2,086,154     2,087   1,013,913         -         1,016,000
 Recapitalization
  costs               -           -      (153,297)        -          (153,297)
 Conversions of
  debt for
  common stock    1,584,874     1,584   2,823,858         -         2,825,442
 Subscription
  receivable(2)   1,200,000     1,200     283,800         -           285,000
 Net loss            -            -          -       (1,781,468)   (1,781,468)
                 ----------   -------  ----------   -----------   -----------
Balance at
Dec. 31, 1999    15,880,874    15,881   4,258,276    (6,227,484)   (1,953,327)
 Issuance of
  common stock
  for cash          987,456       987     401,513         -           402,500
 Issuance of
  common stock
  for payment of
  services        8,915,485     8,916   3,634,976         -         3,643,892
 Issuance of
  common stock
  to replace common
  stock options     985,300       985     123,163         -           124,148
 Issuance of
  warrants and
  stock options                            81,316                      81,316
 Conversions of
  debt for
  common stock       17,549        18      26,306         -            26,324
 Net loss            -            -          -       (5,234,535)   (5,234,535)
                 ----------   -------  ----------  ------------   -----------
Balance at
Dec. 31, 2000    26,786,664   $26,787  $8,525,550  $(11,462,019)  $(2,909,682)
                 ==========   =======  ==========  =============  ===========

(1) - Reflects retroactive restatement for periods presented prior to the April 29, 1999 recapitalization (See Note 1).
(2) - Net of issuance costs of $15,000.

The accompanying notes are an integral part of these consolidated financial statements.
                                                                     Page F-6.

                      thatlook.com, Inc. and Subsidiaries        Page 1 of 2
                      -----------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                For The Years Ended December 31, 2000 and 1999
                ----------------------------------------------
                                                      2000           1999
                                                      ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(5,234,535)   $(1,781,468)
 Adjustments to reconcile net loss to net
 cash (used) in operating activities:
  Depreciation                                       163,288        100,284
  Loss on sale of fixed assets                          -               512
  Bad debts                                          428,136        286,322
  Write-off of deferred investment banking fees      737,700           -
  Write-off of prepaid advertising                 1,302,966           -
  Issuance of common stock for payment
   of services and accrued interest                1,428,553           -
  Issuance of stock options                           29,303           -
 Changes in assets and liabilities:
  (Increase)Decrease in accounts and
   interest receivable                               (13,977)        98,735
  Decrease(Increase) in other assets                  93,336       (105,535)
  Increase in accounts payable                        23,300        205,392
  Increase (Decrease)in accrued expenses             116,590         (5,715)
  (Decrease)in payroll and payroll taxes             (18,603)       (77,327)
  (Decrease) Increase in other liabilities          (196,082)       185,119
                                                  ----------    -----------
Net cash (used in) operating activities           (1,140,025)    (1,093,681)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable purchased                       (4,322,586)    (7,300,213)
 Notes receivable sold                             4,204,192      6,831,077
 Proceeds from collection of notes receivable        323,725      2,376,090
 Proceeds from sale of fixed assets                     -               650
 Acquisition of fixed assets                        (290,479)       (58,396)
                                                  ----------    -----------

   Net cash (used in) provided by investing
   activities                                        (85,148)     1,849,208
                                                  ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                                   Page F-7.

                     thatlook.com, Inc. and Subsidiaries          Page 2 of 2
                     -----------------------------------
                    Consolidated Statements of Cash Flows
                    -------------------------------------
              For The Years Ended December 31, 2000 and 1999
              ----------------------------------------------

                                                        2000         1999
                                                        ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit payable         $(378,285)   $(2,108,788)
 Borrowings from shareholders                        800,000        228,947
 Borrowings of other debt                            181,659         45,000
 Repayments of notes payable                        (126,488)       (75,555)
 Issuance of common stock and receipt of
  subscription receivable                            702,500      1,016,000
                                                  ----------    -----------
   Net cash provided by(used in) financing
   activities                                      1,179,386       (894,396)
                                                  ----------    -----------
NET(DECREASE)IN CASH AND CASH EQUIVALENTS            (45,787)      (138,869)
 Cash and cash equivalents, beginning of year         63,471        202,340
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $   17,684    $    63,471
                                                  ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                        $  239,824     $1,572,643
                                                  ==========     ==========
  Taxes                                           $    -         $    -
                                                  ==========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
 Acquisition of equipment under capital lease     $   18,826     $    -
                                                  ==========     ==========

 Common Stock issued for other assets             $  365,750     $    -
                                                  ==========     ==========
 Conversion of Note Payable to Common Stock       $   25,000     $    -
                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                 Page F-8.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  1  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc., through one of its subsidiaries, is in the business of direct-response marketing service, serving a network of doctors that specialize in performing elective, medical procedures. thatlook.com uses a combined, multi-media approach, including the Internet, television, radio, print, and direct mail. The Company's marketing efforts generate patients who seek elective cosmetic surgery and orthodontic procedures. After it pre-screens patients interested in these elective medical procedures for creditworthiness, the Company refers the patients generated from its marketing programs to participating doctors who pay a monthly marketing fee. thatlook.com, Inc., through another one of its subsidiaries, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.

On April 29, 1999, thatlook.com (TLC,formerly known as Cooperative Images, Inc., a New Jersey corporation) completed a reverse merger with a public entity, whereby a 100% interest in thatlook.com, Inc was acquired by First Target Acquisition, Inc.(FTA, a Nevada corporation), in exchange for 9,999,999 "restricted" shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC was deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and Elective Investments, Inc, (a Pennsylvania corporation) its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, TLC's parent company, changed its name to thatlook.com, Inc.(the "Company") on July 23, 1999, to reflect the name of the principal operating business.

NOTE  2  -  GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2000 the Company incurred significant losses, which increased the accumulated deficit. Similarly, the Company had a working capital deficiency at December 31, 2000 of $1,177,395. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank, was in default on five of its notes payable, and is party to several litigation matters. The bank holding the line-of-credit, while not issuing a waiver for the non-compliance, has also not called the loan. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.





                                                                 Page F-9.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------


NOTE  2  -  GOING CONCERN UNCERTAINTY (Continued):

The Company raised $402,500 during 2000 from the sale of common stock and $800,000 and $600,000 during 2000 and through March 2001, respectively, from the sale of notes payable to shareholders. However, there is no guarantee that the Company will be able to raise additional funds to meet its operational needs. In addition, management has not been successful raising additional capital with the assistance of investment bankers (See Note 13). Should certain negative events occur, such as the loss of finance partners for loan purchases, accelerated payment terms for loan covenant violations, or unfavorable settlement of lawsuits, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

In the Fall of 1999 and continuing into 2000, management significantly reduced operating expenses, staff size and interest costs. However, these savings were offset by lower marketing revenue and less gains on sales of notes receivable, primarily as a result of a failed media venture capital agreement(See Note 4). Management continues to try to mitigate these negative conditions. First, management canceled the media venture capital agreement and reverted back to placing its own media. Second, management continues to change its business model in various ways to provide patients to medical practitioners more cost effectively. For example, the Company started an orthodontics program in December 2000 and may add LASIK eye surgery to its list of marketing services, to reduce per patient marketing costs and to offset overhead costs. Third, management restructured the terms for a principal shareholder's convertible and demand notes payable, converted other notes payable to equity, and canceled warrant agreements in exchange for common stock (See Note 7 & 14).

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a)    Principles of Consolidation/Basis of Presentation:

The consolidated financial statements include the accounts of thatlook.com, Inc., a Nevada corporation and parent company, and its wholly-owned subsidiary, TLC a New Jersey corporation, and Elective Investments, Inc., its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the 1999 financial statements to conform to the presentation used in 2000.

                                                                 Page F-10.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
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

     (c)    Concentration of Credit Risk:

The Company's accounts receivable are from numerous doctors and are not concentrated in any specific geographic region. However, for notes receivable, the primary concentration of credit risk relates to loans purchased from doctors whose patients may not be able to obtain traditional bank financing. The Company purchases loans at a substantial discount to offset anticipated patient defaults on these loans.

The Company maintains cash with various banks. At times such amounts may exceed the FDIC federally insured limits. The Company limits the credit exposure with any one financial institution by periodically reviewing the financial statements of the institution.

     (d)    Notes Receivable:

Notes receivable are purchased from cosmetic doctors at a discount to the remaining principal balance. The purchase discount is credited to the allowance for uncollectible notes receivable, for the estimated losses on the portfolio of loans, which has historically been the full purchase discount. Additional amounts added to the allowance for uncollectible notes receivable are charged to expense. Interest income from financing is accrued, but stops accruing when a patient's payments are delinquent 60 or more days. Notes receivable are written off when patient's payments are delinquent 180 days.

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

                                                                 Page F-11.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                            --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (f)    Revenue Recognition:

The Company recognizes marketing fees earned from participating doctors in return for generating a specified number of credit-qualified patients that have in-office consultations with the doctor.

The Company recognizes gains and losses on the sale of patient notes receivable for the amount received from loan purchasers, less the amount paid to doctors.

For loans not sold, the Company records interest income using the stated interest rate on the note.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective for thatlook.com, Inc. in our fourth quarter of fiscal 2001. We are currently evaluating the impact, if any, SAB No. 101 will have on our financial position or results and operations.

      (g)    Income Taxes:

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under this standard, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The tax benefits of the net operating loss since the recapitalization (Note 1) may be realized over the next 20 years. However, based upon historical losses, it is management's belief that it is not "more likely than not" that the deferred tax asset will be realized, and therefore, a valuation allowance has been created to offset the entire deferred tax asset(See Note 11).

     (h)    Cash and Cash Equivalents:

For the purpose of cash flow reporting, cash and cash equivalents include all highly liquid funds with maturities of three months or less.

                                                                 Page F-12.

                         thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                            --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (i)    Media, Advertising and Promotion:

Costs incurred for producing and communicating advertising are generally expensed as incurred, except for production costs and some costs of direct-response advertising. Television and radio commercials are expensed when aired. Magazine advertising costs for customers who could be shown to have responded specifically to the advertising and result in probable future benefits, are reported as prepaid assets, which are amortized over the estimated period of benefits. Production costs are expensed the first time the advertising takes place. For the years ended December 31, 2000 and 1999, advertising costs aggregated $2,157,059, and $1,539,911, respectively.

     (j)    Valuation of Long Lived Assets:

The Company's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company establishes guidelines for determining fair value based on future net cash flows for the use of the assets and for the measurement of an impairment loss. Any impairment loss would be recorded in the period in which the recognition criteria are first applied and met.

     (k)    Statement of Comprehensive Income:

SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

    (l)    Segment Reporting:

SFAS 131 "Disclosures about Segments of an Enterprise and Related Information," is effective for years beginning after December 15, 1997. This statement establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The statement defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means of assessing segment performance and allocating resources to segments. A measure of profit or loss, total assets, and other related information are required to be disclosed for each operating segment. In addition, this statement requires the annual disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The Company believes that it does not have any operating segments as defined by this Statement, and accordingly, no separate information is reported.
                                                                  Page F-13.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (m)    Loss per Common Share:

Loss per common share is computed based on net loss divided by the weighted average number of common shares outstanding during the respective years presented. Diluted loss per share is not presented since stock options, warrants and convertible debt would all be anti-dilutive.

Basic Loss Per Share:             2000               1999
---------------------             ----               ----
Net Loss                      $(5,234,535)       $(1,781,468)

Weighted Average Number of
  Common Shares Outstanding    23,044,899         13,445,360

Basic Loss Per Share               $(0.23)            $(0.13)


     (n)    Stock Compensation to Employees:

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Stock Issued to Employees. Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The interpretation was adopted by thatlook.com, Inc. effective July 1, 2000(See Note 15).

     (o)  Defined Contribution Plan:

All full-time employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Employees who elect to participate make contributions up to the indexed amounts allowed by the Internal Revenue Service. The Company did not match employees' contributions.


                                                                   Page F-14.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------
NOTE 4  -  MEDIA BROKER:
In June 2000, the Company agreed to issue to a media broker 11,250,000 unregistered, restricted shares of common stock in return for advertising and media credits, and public relations services totaling $30 million. Based upon the discounted amount of the Company's past media placements relative to published rate card amounts (which is the maximum published rate available), the Company discounted the value of the advertising and media credits to a level the Company believes depicts fair value. Thus, the transaction was recorded at $5,001,000. The media broker also accepted a $150,000 note payable for initial production costs.

In July 2000, in a related agreement the Company issued 750,000 shares of registered common stock on Form S-8 filed with the Securities and Exchange Commission to a marketing consultant in exchange for consulting and media buyer services. Based upon prior experience with marketing consultants, the Company valued the consulting services at $500,100, using 10% of the media costs.

In January 2001, the Company and the media broker mutually agreed to terminate the June and July 2000 agreements. Thus, the media broker returned 7,500,000 shares of the unregistered, restricted shares of common stock previously issued, and canceled the $150,000 note payable. This transaction has been retroactively reflected on the December 31, 2000 financial statements. As part of the settlement the Company expensed an additional $1,302,966 in advertising related to the termination of this agreement, representing the unused and nonrefunded balance of the initial $5,501,100 value referred to above.

NOTE  5  -  NOTES RECEIVABLE:
Notes receivable have historically been purchased from doctors at 50% and 80% of the face amount of the note receivable, and bear interest at 8% to 25% per annum. Repayment terms generally range from 24 to 48 months.

Scheduled repayments on the notes are:
     2001                                     $  418,757
     2002                                        230,291
     2003                                         92,418
     2004                                         22,489
     2005                                          1,182
                                              ----------
                                                 765,137
     Less:
      Interest                                   161,628
      Allowance for uncollectible notes           91,964
                                              ----------
                                              $  511,545
      Less current notes payable                 271,288
                                              ----------
                                              $  240,257
                                              ==========

                                                                   Page F-15.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  6  -  FIXED ASSETS, NET:

At December 31, fixed assets were comprised of the following:

     Furniture and fixtures                     $ 65,075
     Equipment                                    86,874
     Computer equipment                          669,361
     Leasehold improvements                       28,459
                                                --------
                                                 849,769
     Less accumulated depreciation               333,245
                                                --------
     Fixed Assets, net                          $516,524
                                                ========

Depreciation for the years ended December 31, 2000 and 1999 aggregated $163,288 and $100,284, respectively.

NOTE  7  -  NOTES PAYABLE:

Notes Payable:
--------------
Origination      Interest                              Maturity   Amount
   Date            Rate          Type of Note            Date      Due
-----------     ---------  ----------------------      --------  -------
  05/30/98      15.00%    Promissory note payable      11/30/98 $180,000 (a)
  03/28/00      12.00%    Convertible note payable     09/28/01   25,000
  04/29/00       9.70%    Promissory note payable      01/29/01    2,761
  05/25/00      17.51%    Promissory note payable      03/25/03   53,985
  06/29/00      22.08%    Promissory note payable      04/29/03   24,046
                                                                --------
                                                                $285,792
                                         Less Current Portion    215,025
                                                                --------
                                                                $ 70,767
                                                                ========

(a) - In May 1998, the Company entered into an agreement with a teleservices company to borrow $200,000 with a 15% annual interest rate, payable in full on November 30, 1998. The note was delivered by the payee to provide inbound teleservices as defined. At December 31, 2000, the Company was in default on repayment of the $180,000 balance due on this note. The note is personally guaranteed by a principal shareholder of the Company. The payee has instituted a lawsuit for repayment of the balance plus interest.


                                                                Page F-16.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  7  -  NOTES PAYABLE (Continued):

Notes Payable - Shareholders:
-----------------------------
Origination  Interest                            Maturity   Amount
   Date        Rate    Type of Unsecured Note      Date      Due
----------- ---------  -----------------------   --------  -------
  02/08/00    12.00%  Convertible note payable   08/07/01  100,000
  02/24/00    12.00%  Convertible note payable   08/23/01  100,000
  02/28/00    12.00%  Promissory note payable    06/09/00   25,000
  03/07/00    12.00%  Promissory note payable    06/15/00   25,000
  03/13/00    12.00%  Promissory note payable    06/21/00   25,000
  03/27/00    15.00%  Promissory note payable   on demand   12,500
  03/27/00    15.00%  Promissory note payable   on demand   12,500
  03/27/00    15.00%  Promissory note payable   on demand   12,500
  04/05/00    15.00%  Promissory note payable   on demand   12,500
  06/26/00    12.75%  Promissory judgment note   10/03/00   45,000
  08/18/00    15.00%  Convertible note payable   02/17/01   30,000
  09/28/00    15.00%  Convertible note payable   03/27/01  100,000
  11/06/00    15.00%  Convertible note payable   05/05/01  100,000
  12/07/00    15.00%  Convertible note payable   06/06/01  100,000
  12/18/00    15.00%  Convertible note payable   06/17/01  100,000
                                                          --------
                                                          $800,000
                                   Less Current Portion    257,500
                                                          --------
                                                          $587,500
                                                          ========

In February 2000, a principal shareholder invested $100,000 as intermediate-term convertible debt, which bears interest at 12% per annum, and is payable with accrued interest 18 months from the issuance date. The note may be converted, at the holder's option, into unregistered, restricted common shares at the lowest of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of issuance, as of the date of conversion, or at the lowest rate at which new equity investors invest. The note is callable by the Company after six months from the date of its issuance. As described below in a principal shareholder's restructuring agreement, it was agreed that this note will be converted to equity subsequent to the balance sheet date, and accordingly has been reflected as long-term as of December 31, 2000.



                                                                  Page F-17.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  7  -  NOTES PAYABLE (Continued):

Notes Payable - Shareholders (Continued):
-----------------------------------------
In February and March 2000, a principal shareholder and a new investor invested $125,000 as intermediate-term convertible debt, which bears interest at 12% per annum, and is payable with accrued interest 18 months from the issuance date. These notes may be converted, at the holders' options, into common shares at the lower of 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of conversion or the lowest rate at which new equity investors invest, with a minimum conversion price of $1.50 per share. In September 2000, the investor exercised a right to convert the note payable and accrued interest of $26,323 to 17,549 shares of unregistered, restricted, common stock.

In February 2000, three shareholders agreed to invest a total of $75,000 as short-term debt that bears interest at 12% per annum for a period of 100 days. The Company was unable to redeem these notes at maturity and is in default at December 31, 2000. Thus, the holders may convert, at their option, the short-term notes into intermediate-term convertible notes on the same basis and terms as described immediately above for the three notes issued in February and March 2000.

In March and April 2000, four shareholders agreed to invest a total of $50,000 in demand notes that bear interest at 15% per annum. As described below in a principal shareholder's restructuring agreement, a $12,500 demand note was converted to a term note subsequent to the balance sheet date, and accordingly has been reflected as long-term as of December 31, 2000.

In June 2000, the Company signed a 120-day promissory judgment note for $45,000 at 12.75% for media services. At December 31, 2000, the Company was in default under this note.


                                                                Page F-18.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  7  -  NOTES PAYABLE (Continued):

Notes Payable - Shareholders (Continued):
-----------------------------------------
In August, September and November 2000, a principal shareholder invested a total of $230,000 in the Company in exchange for promissory notes payable on demand. In November 2000, this shareholder signed a master purchase agreement for $1,230,000 convertible notes at specified dates through April 2001. The $230,000 promissory notes were made part of the master purchase agreement and were retroactively changed to convertible notes that may be converted, at the holder's option, into unregistered, restricted common shares at the lowest of $0.125 per share; or 50% of the trailing 10-day trading average closing price of the Company's publicly-traded stock as of the date of issuance, as of the date of conversion, or at the lowest rate at which new equity investors invest. In conjunction with this purchase agreement, the Company agreed to issue 1,765,000 warrants on a pro-rata basis for each dollar of convertible notes purchased. These warrants have an exercise price of $0.125 per share. At December 31, 2000, $430,000(which includes the $230,000 mentioned above) of convertible notes had been purchased, and 617,026 warrants to purchase restricted shares of common stock had been issued. In the first quarter of 2001, subsequent to the balance sheet date, an additional $600,000 of convertible notes had been purchased and 860,964 additional warrants had been issued as part of the master purchase agreement.

In January 2001, subsequent to the balance sheet date, the Company restructured the agreements for a principal shareholder's convertible and demand notes payable and common stock warrants, subject to shareholders' approval to increase the number of the Company's authorized shares. This shareholder agreed to exchange $530,000 of convertible notes and $27,177 of accrued interest at a $0.10 per share conversion price, which will result in the issuance of 5,571,770 shares of unregistered, restricted, common stock. This shareholder also agreed to exchange $200,000 of convertible notes purchased in January 2001 and $1,788 of accrued interest at a $0.10 per share conversion price, which will result in the issuance of 2,017,880 shares of unregistered, restricted, common stock. The $530,000 and $200,000 convertible notes have been reflected as long-term as of December 31, 2000. This shareholder also agreed to purchase $600,000 of convertible notes payable due July 31, 2001 which earn interest at 10% per annum and convert at a $0.10 per share conversion price to unregistered, restricted, common stock, following shareholders' approval to increase the number of the Company's authorized shares. The shareholder agreed to purchase these 10% convertible notes rather than the $600,000 remaining 15% convertible notes payable that the shareholder agreed to purchase as part of the $1,230,000 master purchase agreement described above. In February and March 2001 $400,000 of the $600,000 10% notes payable were purchased.


                                                                   Page F-19.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  7  -  NOTES PAYABLE (Continued):

Notes Payable - Shareholders (Continued):
-----------------------------------------
Also, as part of the restructuring, a $12,500 demand note was exchanged for a term note due March 31, 2002 bearing interest at 10% per annum. Furthermore, this shareholder individually and on behalf of family members agreed to cancel rights to 3,931,667 common stock warrants for 1,765,000 shares of common stock and a $300,000 convertible note payable due April 30, 2003 bearing interest at 10% per annum beginning April 15, 2001. This $300,000 convertible note payable plus accrued interest may be converted at $0.50 per share of unregistered, restricted, common stock.

NOTE 8 - LINE-OF-CREDIT PAYABLE:

The Company obtained a line-of-credit with a bank in July 1998 to fund notes receivable purchases. This line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (9.75% at December 31, 2000) plus 4%, totaling an annual rate of 13.75% at December 31, 2000. This line-of-credit is collateralized by certain notes receivable and is guaranteed by a principal shareholder. As of December 31, 2000, the Company was not in compliance with a certain restrictive covenant, and as of December 31, 2000, the bank had not waived the covenant violation. The amount outstanding under this line-of-credit as of December 31, 2000 was $507,082.

NOTE 9 -  CONVERTIBLE SUBORDINATED DEBENTURE:

Convertible Subordinated Debenture:
-----------------------------------
A Convertible Subordinated Debenture for $1,873,297 was created as part of a December 31, 1999 restructuring agreement with a finance company, which is discussed in the next paragraph. The debenture bears interest at 5% per annum, payable monthly, with a maturity date of December 31, 2004. The debenture may be voluntarily converted by the holder into the Company's common stock at $1.00 per share. The Company has the right to prepay any outstanding principal, provided it gives the holder of the debenture 20 days to exercise its voluntary conversion rights. Any shares received as a result of a voluntary conversion are restricted from resale for two years from the date of the restructuring agreement. The debenture includes provisions to adjust the conversion ratio proportionately to avoid dilution, as a result of changes in the Company's par value of its stock, stock dividends, capital reorganization, or other capital events, such as a merger or acquisition. In November 2000, the finance company received 100,000 shares of common stock valued at $0.125 per share, or $12,500, as compensation for a waiver related to the sale of convertible notes to a principal shareholder, which diluted the finance company's financial position.


                                                                   Page F-20.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 9 -  CONVERTIBLE SUBORDINATED DEBENTURE (Continued):

Line-of-Credit and Restructuring with Finance Company:
-------------------------------------------------------
As part of a restructuring agreement, the finance company decided to take back and service the underlying patients' notes receivable that collateralized its line-of-credit. On December 31, 1999, the finance company applied the value of the notes receivable, (net of the allowance for doubtful accounts) of approximately $3.3 million to the outstanding balance of their line-of-credit. A shortfall in the value of the collateral of $1,873,297 was converted into the convertible subordinated debenture.

Line-of-Credit and Restructuring with Finance Company (Continued):
------------------------------------------------------------------
In addition, the finance company agreed to convert $503,723(accrued interest of $255,000 and recourse obligations of $248,723) of other obligations of the Company to equity at one dollar per share. All shares received as a result of these conversions are restricted from resale for two years from the date of the restructuring agreement. Additionally, as a required part of the restructuring, two major shareholders of the Company agreed to convert their $240,941 of shareholders' loans and accrued interest to common shares at one dollar per share. One of these shareholders also agreed to purchase, and convert to equity at one dollar per share, a $12,805 note payable and accrued interest from the finance company. The finance company was granted full piggyback registration rights on the shares issued to satisfy the above obligations, along with the shares underlying the Convertible Subordinated Debenture, if the Company executed a substantial, underwritten secondary offering. Substantial means an offering resulting in net proceeds to the Company of $10 million or more.

NOTE  10  - CAPITAL LEASE OBLIGATIONS:

The Company obtained property and equipment under capital leases which are collateralized by the underlying property and equipment. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. Assets under capital leases are included in fixed assets. Lease interest rates range from 12% to 21%.



                                                                  Page F-21.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  10  - CAPITAL LEASE OBLIGATIONS (Continued):

Minimum future lease payments under these capital leases are:

    Years ending December 31,
     2001                                             $31,614
     2002                                              12,101
     2003                                               5,764
                                                      -------
   Total                                               49,479
   Less amounts representing interest                  10,051
                                                      -------
   Net minimum lease payments                         $39,428
   Less current portion                                24,765
                                                      -------
                                                      $14,663
                                                      =======

NOTE 11 -  INCOME TAXES:

Deferred tax assets (liabilities) are as follows:
Fixed assets                                        $(44,165)
Allowance for loan losses                             57,261
Common stock and common stock option issuances       139,813
Write-off of prepaid advertising                     443,008
Net operating loss carryforward                    2,114,772
Other-net                                             40,831
Valuation allowance                               (2,751,520)
                                                  ----------
 Deferred tax assets-net                          $    -
                                                  ==========

At December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $6,200,000 that expire from 2018 to 2020. Based upon historical losses, it is management's belief that it is not "more likely than not" that the deferred tax asset will be realized, and therefore, a 100% valuation allowance has been created to offset the entire deferred tax asset.



                                                                  Page F-22
                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 12 -  RELATED PARTY TRANSACTIONS:

Notes Receivable - Shareholder:
-------------------------------
The Company is owed $14,000 from one its shareholders. The note bears interest at 13% and is payable upon demand.

Loan Guarantee Fees:
-------------------
A principal shareholder personally guaranteed recourse obligations related to advances received on loan sales with limited recourse, and amounts advanced from lines-of-credit for loan purchases. In exchange for the personal guarantee, the Company agreed to pay a guarantee fee of 1% on all amounts received on loan sales and advances on lines-of-credit. These fees aggregate $0 and $61,764 during 2000 and 1999, respectively. This agreement terminated August 1, 1999 and the principal shareholder forgave $25,458 in outstanding fees, which were contributed to equity (See Note 9).

Management Agreements:
----------------------
The Company incurred management fees and other related costs to certain officers and shareholders or to entities in which certain officers and shareholders are principals of $9,231 and $158,961 in 2000 and 1999, respectively. The 1999 management fees are primarily for marketing consulting services based upon a contract that was terminated November 30, 1999. The 1999 management fees earned by three shareholders are for assisting with special projects and specific management decisions. This agreement with the three shareholders was terminated, effectively with the conversion of notes payable to equity. In November 2000, the Company signed a two-year $264,000 marketing consulting agreement with a company owned by a principal shareholder/officer for $11,000 per month. The agreement requires a $50,000 liquidated damages payment to the consulting company if the agreement is canceled.

In January 2001, an officer and the Company signed a two-year employment agreement for $98,000 per year. The agreement includes a severance clause that requires the Company to pay $45,000 upon the Company's termination of the agreement. In addition, in January 2001, a second officer and the Company signed a two-year employment agreement for $95,000 per year. The agreement also includes a severance clause that requires the Company to pay $45,000 upon the Company's termination of the agreement.




                                                               Page F-23.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 13 - CAPITAL TRANSACTIONS:

Preferred Stock
---------------
At the Annual Shareholders' Meeting in June 2000, the shareholders approved the amendment of the Company's Articles of Incorporation to authorize a class of 30,000,000 shares of preferred stock to be issued in such series and with such dividend, voting and other rights and preferences as the Board of Directors shall determine.

Common Stock and Warrant Issuances:
-----------------------------------
In February 2000, the Company agreed to issue warrants to an investment banker and a broker for investment banking services (See Note 14).

In March 2000, an investor purchased, for $150,000, a total of 100,000 shares of unregistered, restricted shares of common stock. Two principal shareholders invested $2,500 to purchase 5,000 shares of unregistered, restricted shares of common stock.

In May 2000, the Company signed an agreement with a software development company to purchase an advanced professional version of its patient imaging software for use by doctors in their offices. As payment for this software, the software company was issued 110,000 shares of common stock valued at $159,400.

In May 2000, a principal shareholder invested an additional $250,000 for 166,667 shares of unregistered, restricted common stock and 166,667 warrants to purchase common stock. The warrants have an exercise price of $4.00 per share and remain exercisable for five years.

In June 2000, the Company agreed to issue 11,250,000 shares of common stock to a media broker (See Note 4).

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

In July 2000, the Company signed a three-month investor relations services agreement with a consulting firm, in exchange for $30,000 and 75,000 shares of restricted, unregistered shares of the Company's common stock. These shares of common stock were valued at $2.00 per share, or $150,000


                                                                    Page F-24.

                           thatlook.com, Inc. and Subsidiaries
                           -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 13 - CAPITAL TRANSACTIONS (Continued):

In September 2000, a note holder exercised a right to convert a note payable and accrued interest of $26,323 to 17,549 shares of restricted common stock (See Note 7).

In October 2000, the Company signed a three-month investor relations services agreement with a consulting firm, in exchange for 300,000 shares of restricted, unregistered shares of the Company's common stock. These shares of common stock were valued at $0.125 per share, or $37,500.

In November 2000, the Company signed a one-year investor relations services agreement with a consulting firm, in exchange for 1,650,000 shares of restricted, unregistered shares of the Company's common stock. These shares of common stock were valued at $0.125 per share, or $206,250.

In November 2000, the Company issued 100,000 shares of common stock to a finance company valued at $0.125 per share, or $12,500, as compensation for a waiver related to the sale of convertible notes to a principal shareholder, which diluted the finance company's financial position (See Note 9).

In December 2000, the Company agreed to issue 985,300 shares of restricted, unregistered, common stock to various employees, officers, directors and consultants in exchange for the same number of "out-of-the-money" common stock options issued as part of the 1999 Stock Incentive Plan. These shares of common stock were valued at $0.125 per shares, or $123,163. The Company also agreed to issue 2,070,000 shares of restricted, unregistered, common stock to officers and directors as compensation, valued at $0.125 per share, or $258,750.

NOTE 14  -  INVESTMENT BANKERS, BROKER, AND RELATED AGREEMENTS:

In September 2000, the Company and an investment banker agreed to cancel their February 2000 agreement. As of the date of the cancellation, the investment banker had not raised any equity financing, and the Company sought to hire a new investment banker. As compensation for canceling the February agreement, the investment banker is entitled to keep the 750,000 warrants to purchase the Company's common stock, which were issued to the investment banker as an inducement to enter into the February 2000 agreement. The Company and the investment banker also agreed to change the warrant agreement, and the Company agreed to include the 750,000 warrants in the next registration it files with the Securities and Exchange Commission. The demand registration rights and anti-dilution provisions were eliminated from the warrant agreement.


                                                                    Page F-25.

                           thatlook.com, Inc. and Subsidiaries
                           -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 14  -  INVESTMENT BANKERS, BROKER, AND RELATED AGREEMENTS (Continued):

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

In conjunction with the investment banker's efforts, the investment banker believed that agreements with two consulting firms and an advertising firm were necessary elements to raise additional equity. The three firms received common stock and warrants initially valued at $224,762, before one of the firms returned 45,000 shares of common stock valued at $50,368. In addition, the Company incurred legal and consulting expenses totaling $14,700 to negotiate and prepare the agreements related to raising capital. The value of these consulting, advertising and legal services was originally included in other assets and additional paid-in-capital. Since the investment banker's agreement was cancelled, these costs were written off.

NOTE  15  -  COMMON STOCK OPTIONS AND WARRANTS:

1999 Stock Incentive Plan:
--------------------------
In August 1999, the Company adopted the 1999 Stock Incentive Plan to provide employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company as an incentive to remain in such service. The Company initially reserved 1,250,000 shares for the incentive plan. According to the plan's design, the number of shares of common stock available for issuance under the Plan automatically increased by 4% of the outstanding shares of common stock at January 1, 2000, which aggregated 635,234 additional shares. Thus, 1,885,234 shares of common stock are issuable currently under the Plan. The annual automatic increase may not exceed 900,000 shares per year.



                                                                    Page F-26.

                           thatlook.com, Inc. and Subsidiaries
                           -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  15  -  COMMON STOCK OPTIONS AND WARRANTS (Continued):

Other Common Stock Options:
---------------------------
The following table summarizes the status of options in the Plan to purchase "unrestricted,""registered" shares of common stock:
                                                        Weighted Average
                                       Shares             Exercise Price

Outstanding at 1/1/99                    -                      -
Granted                               476,875                 $3.44
Exercised                                -                      -
Forfeited                             (96,625)                 3.83
Outstanding at 12/31/99               380,250                  3.41
Granted                               892,900                  1.92
Exercised                                -                      -
Forfeited                          (1,051,458)                 2.05
Outstanding at 12/31/00               221,692                  2.50

Weighted Average remaining contractual
life of options outstanding and exercisable       3.3 years

The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. At December 31, 2000, there were 19,392 options outstanding for employees, which vest 25% on the first anniversary after the grant date, and 2.0833% per month thereafter. At December 31, 2000, there were 202,300 options outstanding for consultants, which vest over three to four years. No directors or officers had outstanding options at December 31, 2000.

In the event of a corporate transaction or change of control, the Plan Administrator for the Stock Incentive Plan is authorized by the Plan to make adjustments to protect the interests of the option holders.

On December 31, 2000 all employees, officers, directors and certain consultants were offered the right to exchange their "out-of-the-money" options for the same number of restricted shares of common stock of the Company, which resulted in the issuance of 985,300 shares of restricted common stock.

In June 2000, the Company granted 25,000 options to an attorney with an exercise price at the lower of $2.00 per share or the bid price on the date of exercise. These options have a two-year term and were registered on a Form SB-2 registration statement dated August 1, 2000.

In January 2001, subsequent to the balance sheet date, the Company granted 150,000 options to purchase shares of the Company's stock to an attorney with an exercise price of $0.10 per share. In February 2001, the Company granted 100,000 options to purchase shares of the Company's stock to an attorney with an exercise price of $0.17 per share.
                                                                    Page F-27.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  15  -  COMMON STOCK OPTIONS AND WARRANTS (Continued):

Warrants:
---------
In December 1999, two principal shareholders invested $700,000 for 2.8 million shares of unregistered, restricted common stock and 2.8 million warrants, with an exercise price of $0.25 per share, to purchase an additional 2.8 million shares of unregistered, restricted common stock. The warrants included provisions for adjustments for certain capital events, anti-dilution protection for securities sales below the trigger price of $0.25 per share, and registration rights. These warrants were valued at $0.05 per warrant using the Black-Scholes options pricing model. In July 2000, one of the principal shareholders exercised a right to purchase 800,000 shares of restricted common stock for $0.25 per share, or $200,000. This shareholder utilized a cashless exercise provision, where 84,211 shares with a value of $2.375 were used to pay for the 800,000 shares at $0.25 per share.

In May 2000, a principal shareholder invested an additional $250,000 for 166,667 shares of unregistered, restricted common stock and 166,667 warrants to purchase common stock. The warrants have an exercise price of $4.00 per share and remain exercisable for five years. These warrants were valued at $0.05 per warrant using the Black-Scholes options pricing model.

In November 2000, a principal shareholder signed a master purchase agreement for $1,230,000 convertible notes at specified dates through April 2001. At the time of the agreement, a total of $230,000 of convertible notes had already been purchased in August, September and November 2000. In conjunction with this purchase agreement, the Company agreed to issue 1,765,000 warrants on a pro-rata basis for each dollar of convertible notes purchased. These warrants have an exercise price of $0.125 per share. At December 31, 2000, $430,000 of convertible notes were purchased, and 617,026 warrants to purchase restricted shares of common stock were issued. In the first quarter of 2001, $600,000 of convertible notes were purchased and 860,964 warrants were issued as part of the master purchase agreement. These warrants were valued at $0.0843 per warrant using the Black-Scholes options pricing model. Subsequent to the balance sheet date, this shareholder restructured the terms of this convertible debt and common stock warrants (See Note 7).



                                                                    Page F-28.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE  15  -  COMMON STOCK OPTIONS AND WARRANTS (Continued):

Pro Forma Net Loss and Loss Per Share:
--------------------------------------
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plan or warrants issued to employees or members of the Board of Directors. Had compensation cost for the stock-based compensation plan and warrants been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

2000                                As Reported        Pro Forma
Net loss                            $(5,234,535)      $(5,262,762)
Basic loss per share                     $(0.23)           $(0.23)

1999
Net loss                            $(1,781,468)      $(1,959,638)
Basic loss per share                     $(0.13)           $(0.15)

Black-Scholes Options Pricing Model:
------------------------------------
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate 6.2% and 6.4% for 2000 and 1999, respectively, limited marketability discount 38% and 40% for 2000 and 1999, respectively, weighted average remaining term 9 and 8 years for 2000 and 1999, respectively, and no dividends. The fair value of the warrants was determined using the following weighted-average assumptions for 2000 and 1999: risk-free rate 6.4%, limited marketability discount 40%, and weighted average remaining term 4 years.

NOTE 16 - CONTINGENCIES AND COMMITMENTS:

New Office Lease
----------------
In March 2000, the Company signed a new lease for office space for three years until March 2003, with an option to extend the lease for two additional years. The minimum annual rent is $83,200 for the first three years, and $86,528 annually if the extension option is exercised, plus utilities. The Company's office space increased from approximately 5,300 square feet to approximately 8,000 square feet in the new location. The Company completed its relocation in April 2000. Rent expense and utilities for the years ended December 31, 2000 and 1999 aggregated $109,148 and $121,966, respectively.


                                                                Page F-29.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 16 - CONTINGENCIES AND COMMITMENTS (Continued):

Notes Receivable - Sold:
------------------------
Since the Company generally does not intend to retain ownership of loans, the ability to place loans is critical to its future success.

The Company purchases notes receivable from doctors because it generally plans to sell the notes. The Company sold notes receivable of $5,812,899 to a finance company subject to limited recourse. The Company restructured its line-of credit with this finance company on December 31, 1999, which included the transfer of patient note receivable to the finance company to pay down the line-of-credit (See Note 8). The estimated recourse obligation at December 31, 2000 aggregated $22,871.

The Company also sold $605,199 of patient notes receivable to a separate finance company, whose agreement was executed in October 1999. While the sales are subject to limited recourse, the Company recorded the sales net of the recourse obligation, since the Company does not anticipate a return of any of the funds held in reserve for the recourse obligation. The recourse obligation is limited to the funds held in reserve.

In August 2000, the Company executed an agreement to sell patient notes receivable to a third finance company. The Company sold $217,889 of patient notes receivable to this company in 2000. The term of the agreement is open until canceled in writing. The notes receivable are sold without recourse.

Legal Proceedings:
------------------
There is a Complaint in Confession of Judgement and a Confession of Judgement was filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations, against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania (See Note 7). The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com on February 19, 1999, in the amount of $202,550, plus interest and costs until paid. thatlook.com filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999. This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by the Company and the Company also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of amounts filed by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. An oral argument is scheduled for April 17, 2001 for the Petition to Open and/or Strike Judgment by Confession and to Stay Execution.
                                                               Page F-30.

                         thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 16 - CONTINGENCIES AND COMMITMENTS (Continued):

Legal Proceedings (Continued):
------------------------------
On September 5, 2000, a complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) on behalf of a prior employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. An answer to Plaintiff's Complaint and Affirmative Defenses was filed by the Company on December 26, 2000.
This litigation is currently in the discovery stage.

On September 22, 2000, a complaint was filed in the Superior Court of California, County of San Francisco (Case #311644) on behalf of a patient, against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company. In a settlement demand dated August 9, 2000, the patient sought $750,000. The complaint seeks unspecified amounts including punitive damages plus interest and attorney's fees. While the Company plans to defend vigorously its position, if necessary, the Company believes that it can enforce its management agreement with the doctor where the doctor and the Company agreed to indemnify, hold harmless, and agreed to defend each other against claims arising out of negligence, or fault, or the performance of obligations under the management agreement.

There is litigation presently pending against the Company in the Circuit Court of Cook County, Illinois, County Department, Law Division(Case #00L 010329), on behalf of a patient, against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company.

There is litigation presently pending against the Company in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), on behalf of a patient, against a surgeon and the Company, jointly and separately, as defendants.

A complaint was filed against the Company by a former employee, with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation.


                                                                    Page F-31.

                         thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                     Notes to Consolidated Financial Statements
                     ------------------------------------------
                             December 31, 2000 and 1999
                             --------------------------

NOTE 16 - CONTINGENCIES AND COMMITMENTS (Continued):

Legal Proceedings (Continued):
------------------------------
In addition to the above, the Company is party to several pending and/or threatened legal proceedings and claims. Although the outcome of all of the above proceedings and other pending proceedings cannot be determined with certainty at this time, the Company's general counsel and management are of the opinion that provisions made for potential losses are adequate and any further liabilities and costs should not have a material adverse effect on the Company's results of operations or financial position.

                                                                    Page F-32.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosures
---------------------
Jones, Jensen & Company, LLC, Certified Public Accountants, of Salt Lake City, Utah, audited the financial statements of FTA for the fiscal years ended June 30, 1998 and 1997. Lazar, Levine & Felix, L.L.P., of New York, New York, were engaged on May 25, 1999, by the Board of Directors of FTA to audit the consolidated financial statements of FTA for the calendar year ended December 31, 1999. FTA changed its name to thatlook.com effectively on July 23, 1999 after filing an amendment to its certificate of incorporation.

There were no disagreements between the Registrant and Jones, Jensen & thatlook.com, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

This change in accountants was filed with the Commission in a Current Report on Form 8-K dated, May 28, 1999, and amended June 21, 1999, and which is incorporated herein by reference.

Part III.
---------

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.
---------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------
The following table sets forth information on the Executive Officers and Directors of thatlook.com:
                                                    Date of      Date of
                                                  Election or  Resignation
Name                          Position(s)         Designation or Termination
----                          -----------         ----------- --------------
Gerard A. Powell          President, Director,       4/29/99         *
                          Chief Executive Officer
Lawrence T. Simon         Director                   9/17/99         *
                          Chairman of the Board     12/24/99         *

Richard H. Gwinn          Director                   4/29/99         *
Saul S. Epstein           Director                   4/29/99         *
Vincent J. Trapasso       Vice President             4/29/99         *
Charlie Lynn Trapasso     Secretary/Treasurer        4/29/99         *
Marvin P. Metzger         Chief Financial Officer    4/29/99         *

           * - These persons presently serve in the capacities indicated.

Directors and Executive Officers are elected annually and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Gerard A. Powell, President, Director, Chief Executive Officer
Mr. Powell, age 37 has been the President and Chief Executive Officer of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994. Immediately following the reverse merger on April 29, 1999, he was elected as President and Chief Executive Officer and Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). From 1989 to 1996, Mr. Powell helped found and build the Chapel Creek group of companies (Land, Homes, and Mortgage) that developed, marketed and financed homes in the eastern Pennsylvania area. Mr. Powell's principal responsibility with this group was to develop and execute the marketing program that produced in excess of 100 house and land contracts yearly. Operations were substantially profitable prior to his selling his interests in this group of companies. Mr. Powell is Mr. and Mrs. Trapasso's brother-in-law.

Vincent J. Trapasso, Vice President
Mr. Trapasso, age 48, has been the Vice President of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994, with responsibility for directing that part of the thatlook.com's marketing and servicing program focused on the doctors. Immediately following the reverse merger on April 29, 1999, he was elected as Vice President of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). From 1992 to 1994, Mr. Trapasso was a General Manager of Byrum Holdings of Palm Beach County, Florida, where he developed the concept and design for a 36,000 square foot, upscale restaurant and entertainment complex. Mr. Trapasso is the husband of Mrs. Trapasso and brother-in-law to Mr. Gerard A. Powell.

Charlie Lynn Trapasso, Secretary/Treasurer
Mrs. Trapasso, age 41 has served as a Secretary/Treasurer of thatlook.com. Inc.(a New Jersey Corporation) since its inception in December 1994, with responsibility of serving as the public spokesperson with the media and in its advertising for the thatlook.com. Immediately following the reverse merger on April 29, 1999, she was elected as Secretary/Treasurer of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). Mrs. Trapasso is Mr. Trapasso's wife and Mr. Powell's sister-in-law.

Lawrence T. Simon, Director, Chairman of the Board
Mr. Simon, age 53, has served as a director of thatlook.com, Inc. since September of 1999. He attended Brown University in the Behavioral Sciences area and then transferred to Temple University and graduated with a Bachelors of Science in communications in the area of advertising/marketing and film production. After graduation he moved to Manhattan and joined Elektra Films where he became a film advertising art directing producer. He received several CLIO Awards presented to Elektra Films for such successful campaigns as Alka Seltzer and Armour Products as well as for Proctor and Gamble. In 1975, Mr. Simon opened LTS Builders, Inc. LTS Builders is now one of the largest residential building companies in the Northeast. Mr. Simon is Chief Executive Officer and the sole shareholder in LTS Builders.

Richard H. Gwinn, Director
Mr. Gwinn, age 62 has been a Director of thatlook.com. Inc.(a New Jersey Corporation) since May 1997. Immediately following the reverse merger on April 29, 1999, he was elected as a Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He is a 1960 graduate of Yale University, and attended the Wharton Graduate Division of the University of Pennsylvania from 1963 to 1964. Mr. Gwinn served in the U.S. Navy from 1956 to 1971. Since 1989, he has been employed by the Abbotts Organization of Radnor, Pennsylvania. Mr. Gwinn also has been a principal of Crossway Ventures, Inc. since 1996.

Saul S. Epstein, Director
Mr. Epstein, age 53, has been a Director of thatlook.com. Inc.(a New Jersey Corporation) since May 1997. Immediately following the reverse merger on April 29, 1999, he was elected as a Director of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He is a 1969 graduate of Lehigh University. He received his law degree from the University of Pennsylvania in 1973, and a Master of Laws degree in taxation from New York University in 1976. Since 1996, he has served as Chairman of CYBERPLACE, Inc. a apartment real estate developer. Mr. Epstein is also a principal of Crossway Ventures, Inc. beginning in 1996. From 1995 to 1996, he served as President of Robinson Alarm Company, a Philadelphia based burglar and fire alarm enterprise. In 1994, he served as Senior Vice President and Director of Corporate Development for Opinion Research Corporation located in Princeton, New Jersey, responsible for such company's strategic planning and for various financial and legal matters.

Marvin P. Metzger, C.P.A, Chief Financial Officer
Mr. Metzger, age 36 has served as Chief Financial Officer of thatlook.com. Inc.(a New Jersey Corporation) since January 1998. Immediately following the reverse merger on April 29, 1999, he was appointed Chief Financial Officer of thatlook.com, Inc. (formerly known as First Target Acquisition, Inc. - a Nevada corporation). He graduated from Bloomsburg University in 1986 with a Bachelor of Science degree in Business Administration with a concentration in Accounting, and Lehigh University in 1996 with a Masters of Business Administration degree, with a concentration in Finance. Prior to joining thatlook.com, Inc. he worked from 1996 to 1998 at Wise Foods, Inc. in Berwick, Pennsylvania as the Manager of Reporting and Analysis. From 1989 to 1996 he was employed by Tenenbaum's Travel Service, Inc., where he served as Controller prior to his promotion to Vice President of Finance. The travel company had seven divisions, which included two national wholesale travel divisions and five retail divisions. From 1986 to 1989 he was employed by Laventhol & Horwath, Certified Public Accountants in Wilkes-Barre, PA.

Involvement in Certain Legal Proceedings
----------------------------------------
Except as described below, during the past five years, no present or former director:

1) filed a petition under Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; or

2)was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4) was found by a court of competent jurisdiction (in a civil action), the Commission of the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Powell was a 30% shareholder of two private sister companies, Y-Rent, Inc (Case No. 95-33750-DOT) and Homes by Vintage (Case No. 95-33747-T), as well as the President of one and the Secretary of the other. Both companies filed for bankruptcy on September 6, 1995 in the state of Virginia pursuant to Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern district of Virginia, Richmond. Mr. Powell and the United States Bankruptcy Trustee executed a settlement and release agreement dated March 14, 2001.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
The following Executive Officers filed Forms 3 or 4 Statement of Changes in Beneficial Ownership, as indicated below:

Reporting Person           Form          Date Due         Date Filed
----------------           ----          --------         ----------
Gerard A. Powell             4           05/10/00          04/12/00
Gerard A. Powell             4           01/10/00          05/11/00
Lawrence T. Simon            4           06/10/00          05/18/00
Lawrence T. Simon            4           01/10/00          06/08/00
Charlie Lynn Trapasso        4           07/10/00          06/14/00
Vincent J. Trapasso          4           07/10/00          06/14/00
Charlie Lynn Trapasso        4           06/10/00          06/26/00
Vincent J. Trapasso          4           06/10/00          06/26/00
Gerard A. Powell             4           07/10/00          06/27/00
Gerard A. Powell             4           09/10/00          08/31/00
Charlie Lynn Trapasso        4           08/10/00          09/01/00
Gerard A. Powell             4           08/10/00          12/01/00
Gerard A. Powell             4           09/10/00          12/01/00
Gerard A. Powell             4           01/10/01          01/10/01
Lawrence T. Simon            4           01/10/01          01/10/01
Vincent J. Trapasso          4           01/10/01          01/10/01
Gerard A. Powell             4           12/10/00          02/20/01
Lawrence T. Simon            4           10/10/99          04/02/01
Saul S. Epstein              4           09/10/99          04/02/01
Richard H. Gwinn             4           09/10/99          04/02/01
Marvin P. Metzger            3           05/10/99          04/02/01
William R. White             3           05/10/99          04/02/01
Marvin P. Metzger            4           10/10/99          04/02/01
Charlie Lynn Trapasso        4           09/10/99          04/02/01
Vincent J. Trapasso          4           10/10/99          04/02/01

Item 10 Executive Compensation
------------------------------
The following table sets forth information regarding compensation paid for all services rendered to thatlook.com in all capacities during the last fiscal year by thatlook.com's Chief Executive Officer, Chief Financial Officer, Vice President, and the Secretary/Treasurer. No other officers, or related individuals, of thatlook.com received compensation in excess of $100,000 during the fiscal years ended December 31, 2000 or 1999.

                        SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
   Annual Compensation                       Awards           Payouts
  (a)           (b)    ( c)    (d)   (e)       (f)       (g)     (h)       (i)

Name and     Years or               Other                                  All
Principal    Periods                Annual  Restricted  Option/  LTIP    Other

Position     Ended      $         $Compen- Stock       SAR's    PayoutsCompen-
                     Salary  Bonus  sation  Awards$       #(4)         sation$
------------------------------------------------------------------------------
Gerard A.
Powell       1998       $0      $0    $0        $0          0    $0       $0
(CEO)        1999  $34,231      $0    $0        $0     75,000    $0 169,148(1)
             2000 $110,769      $0    $0  $115,625    250,000    $0 $16,696

Marvin P.    1998       $0      $0    $0        $0          0    $0      $0
Metzger      1999  $84,562      $0    $0        $0     25,000    $0  $6,590
(CFO)        2000  $84,800 $10,000    $0   $19,500     31,000    $0  $7,465

Vincent J.   1998       $0      $0    $0        $0          0    $0      $0
Trapasso     1999  $87,231      $0    $0        $0     25,000    $0 $14,205(2)
(Vice        2000  $84,800      $0    $0   $52,500          0    $0      $0
 President

Charlie Lynn 1998       $0      $0    $0        $0          0    $0      $0
Trapasso     1999  $37,385      $0    $0        $0     10,000    $0  $6,590(3)
(Secretary/  2000  $39,075      $0    $0    $1,250          0    $0  $7,465
 Treasurer)

(1)-Consists of reimbursement of consulting fees, automobile allowances, other expenses and health insurance benefits. A consulting fee agreement terminated November 30, 1999. In addition, the automobile allowance and other expenses ceased in December 1999. However, a second consulting agreement was executed in November 2000. The November 2000 consulting agreement is attached as an Exhibit. Health insurance benefits continue.

(2) - Consists of reimbursement of automobile allowances and other expenses.

(3) - Consists of health insurance benefits.

(4)- These options were exchanged for restricted, unregistered stock on December 31, 2000.

                    Option/SAR Grants in Last Fiscal Year

               Individual
                Grants
---------------------------------------------------------------

 (a)         (b)             (c)            (d)         (e)

                            % of
          Number of         Total
          Securities        Options/
          Underlying        SARs
          Options/          Granted to     Exercise
          SARs              Employees      or Base

          Granted           in Fiscal      Price     Expiration

Name       (#)              Year           ($/Sh)       Date

-----------------------------------------------------------------


Gerard       100,000         11.1%         $2.48       06/05/05
Powell

Gerard       150,000         16.6%         $1.10       10/13/05
Powell

Marvin        25,000          2.8%         $2.50       04/26/10
Metzger

Marvin         6,000          0.7%         $1.00       09/25/10
Metzger

Options Granted to Directors and Executive Officers (*)
--------------------------------------------------------

1999                                            Granted Forfeited (**)  Held
----                                            ------- ---------       ----
Gerard A. Powell, President, Director, CEO(O)    75,000   75,000          0
Lawrence T. Simon, Director (D1)                 21,000   21,000          0
Richard H. Gwinn, Director(D)                    21,000   21,000          0
Saul S. Epstein, Director (D)                    21,000   21,000          0
J. Peter Gaskins, Director (D)(R)                21,000   21,000          0
Terry Hardman, Director (R)                           0        0          0
Harold T. Jenson (R)                                  0        0          0
Vincent J. Trapasso, Vice President (O)          25,000   25,000          0
Charlie Lynn Trapasso, Secretary/Treasurer            0        0          0
Marvin P. Metzger, Chief Financial Officer (O)   25,000   25,000          0
William R. White, Chief Operations Officer(R)    25,000   25,000          0


2000                                            Granted Forfeited(**)   Held
----                                            ------- ---------       ----
Gerard A. Powell, President, Director, CEO(O1)  250,000  250,000          0
Lawrence T. Simon, Director (D2)                106,000  106,000          0
Richard H. Gwinn, Director(D3)                   31,000   31,000          0
Saul S. Epstein, Director (D3)                   31,000   31,000          0
Vincent J. Trapasso, Vice President                   0        0          0
Charlie Lynn Trapasso, Secretary/Treasurer            0        0          0
Marvin P. Metzger, Chief Financial Officer (O2)  31,000   31,000          0


* - These options were granted pursuant to the 1999 Incentive Stock Option Plan filed on Form S-8 on November 11, 1999 with the Commission, which is incorporated herein by reference.

** - The executive officers and directors as of December 31, 2000, elected to exchange their options for restricted, unregistered, common stock, except for directors and officers who resigned (R).

(D) - Non-officer Director options granted on August 16, 1999.

(D1)- Non-officer Director granted options on September 17, 1999.

(D2)- Non-officer Director granted options 100,000 on May 3, 2000 and 6,000 on June 27, 2000.

(D2)- Non-officer Director granted options 100,000 on May 3, 2000 and 6,000 on June 27, 2000.

(D3)- Non-officer Director granted options 25,000 on June 5, 2000 and 6,000 on June 27, 2000.

(O) - Officers' options granted September 30, 1999.

(O1) - Officer's options granted 100,000 June 5, 2000 and 150,000 October 13, 2000.

(O2) - Officer's options granted 25,000 April 26, 2000 and 6,000 September 25, 2000.

(R) - resigned during 1999. See caption Part III Item 9 "Identification of Directors and Executive Officers."

Compensation of Directors
-------------------------
Other than participation in the 1999 Stock Incentive Plan, there are no agreements or standard arrangements pursuant to which the thatlook.com's directors are compensated for services provided as a director. However, during November 2000, the Board of Directors agreed to issue restricted, unregistered shares of common stock to directors as compensation for their services. While the Board in the future will probably issue additional shares of stock or options to board members as compensation, no additional amounts are payable currently to thatlook.com's directors for committee participation or special assignments as directors.

Termination of Employment and Change of Control Arrangements:
-------------------------------------------------------------
In November 2000, Gerard A. Powell, a Director and Chief Executive Officer, thatlook.com signed a two-year $264,000 marketing consulting agreement with a company owned by Mr. Powell for $11,000 per month. The agreement requires a $50,000 liquidated damages payment to the consulting company if the agreement is canceled.

In January 2001, Marvin P. Metzger, Chief Financial Officer, and thatlook.com signed a two-year employment agreement for $98,000 per year. The agreement includes a severance clause that requires thatlook.com to pay $45,000 upon the thatlook.com's termination of the agreement. In addition, in January 2001, Vincent J. Trapasso, Vice President, and thatlook.com signed a two-year employment agreement for $95,000 per year. The agreement also includes a severance clause that requires thatlook.com to pay $45,000 upon thatlook.com's termination of the agreement.

Except for the employment contracts for the three executive officers above and the accelerated vesting provisions of the above stock options, there are no employment contracts, compensatory plans or arrangements, including payments to be received from thatlook.com, with respect to any director or executive officer of thatlook.com which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with thatlook.com or its subsidiaries, any change in control of thatlook.com, or a change in the person's responsibilities following a change in control of thatlook.com.

In the event of any corporate transaction that leads to a change in control, each outstanding option shall automatically accelerate so that each such option shall, immediately prior to the effective date of the corporate transaction, become fully exercisable for the total number of shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully vested shares of common stock. However, an outstanding option shall not become exercisable on such an accelerated basis if a successor corporation assumes the option, or if the option is replaced with a cash incentive program which protects the interests of the option holder. Similarly, if any change is made to the common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding common stock as a class without thatlook.com, Inc.'s receipt of consideration, appropriate adjustments shall be made by the Plan Administrator to protect the interests of the option holders.


Item 11 Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------
Security Ownership of Certain Beneficial Owners
-----------------------------------------------
The following table sets forth the shareholdings of Certain Beneficial Owners of 5% or more of the Company's common stock as of December 31, 2000, and to the date hereof, to wit:
                               Number of Shares(1)     Percentage
Name and Address               Beneficially Owned      of Class
----------------               ------------------      --------
Gerard A. Powell(3)                 5,654,096           11.1
33 E. Chatham Hill Road
Stroudsburg, PA 18360

Larry T. Simon                     24,855,757           48.9
P.O. Box 160
Shawnee-on-the-
Delaware, PA 18356

Vincent J. Trapasso(3)              1,917,394            3.8
41 Mountainview Dr
Tannersville, PA 18372

Charlie Lynn Trapasso(3)            1,350,856            2.7
41 Mountainview Dr
Tannersville, PA 18372
                                   ----------          ------
All Beneficial Owners
as a Group                         33,778,103           66.5
                                   ==========          ======

See footnotes in section below titled "Security Ownership of Management."

Security Ownership of Management
--------------------------------
The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2000, and to the date hereof, to wit:

                      Number of Shares(1)       Percentage
Name and Address        Beneficially Owned       of Class
----------------      ---------------------      --------
Gerard A. Powell(2)(3)       5,654,096             11.1
33 E. Chatham Hill Road
Stroudsburg, PA 18360

Larry T. Simon              24,855,757             48.9
P.O. Box 160
Shawnee-on-the-
Delaware, PA 18356

Richard H. Gwinn (2)         1,418,097              2.8
The Abbotts Organization
5 Radnor Corporate Center
100 Matson Ford Center
Suite 520
Radnor, PA 19087

Saul S. Epstein (2)            962,824              1.9
21 E. Dartmouth Road
Bala Cynwyd, PA 19004

Vincent J. Trapasso (3)      1,917,394              3.8
41 Mountainview Dr
Tannersville, PA 18372

Charlie Lynn Trapasso(3)     1,350,856              2.7
41 Mountainview Dr
Tannersville, PA 18372

Marvin P. Metzger              261,154              0.5
14 Bow Creek Drive
Mountaintop, PA 18707
                             ----------           ------
All Directors and
Officers as a Group         36,420,178             71.7
                            ==========            ======

(1)- Includes warrants and convertible debt to purchase shares of thatlook.com's common stock.

In 2000 and 2001 through the date of this report, Mr. Simon purchased $1,230,000 convertible notes payable. $1,130,000 convertible notes plus accrued interest are convertible at 50% of the closing bid price of thatlook.com's common stock. On March 23, 2001, the closing bid price was $0.13. Therefore, we used $0.065 per common share to calculate the number of shares Mr. Simon would own if he decided to convert his debt. $100,00 convertible notes plus accrued interest are convertible into thatlook.com's common stock at $1.50 per share (See Note 7 for more details of these conversion terms for Mr. Simon's convertible notes). Through the date of this report, Mr. Simon owns 3,409,657 common stock warrants that he may convert at his option. His family members own 235,000 common stock warrants.

In January 2001, subsequent to the balance sheet date, thatlook.com and Mr. Simon restructured Mr. Simon's convertible and demand notes payable and common stock warrants, subject to shareholders' approval to increase the number of thatlook.com's authorized shares. Mr. Simon agreed to exchange $530,000 of convertible notes and $27,177 of accrued interest at a $0.10 per share conversion price, which will result in the issuance of 5,571,770 shares of unregistered, restricted, common stock. He also agreed to exchange $200,000 of convertible notes purchased in January 2001 and $1,788 of accrued interest at a $0.10 per share conversion price, which will result in the issuance of 2,017,880 shares of unregistered, restricted, common stock. Mr. Simon also agreed to purchase $600,000 of convertible notes payable due July 31, 2001 which earn interest at 10% per annum and convert at a $0.10 per share conversion price to unregistered, restricted, common stock, following shareholders' approval to increase the number of thatlook.com's authorized shares. He agreed to purchase these 10% convertible notes rather than the $600,000 remaining 15% convertible notes payable that he agreed to purchase as part of the $1,230,000 master purchase agreement described in Note 7. In February and March 2001 $400,000 of the $600,000 10% notes payable were purchased.

Also, as part of the restructuring, a $12,500 demand note was exchanged for a term note due March 31, 2002 bearing interest at 10% per annum. Furthermore, Mr. Simon, individually, and on behalf of family members, agreed to cancel rights to 3,931,667 common stock warrants for 1,765,000 shares of common stock and a $300,000 convertible note payable due April 30, 2003 bearing interest at 10% per annum beginning April 15, 2001. This $300,000 convertible note payable plus accrued interest may be converted at $0.50 per share of unregistered, restricted, common stock.

Following thatlook.com's shareholders' approval to increase the number of authorized shares and all of the restructuring terms remain, Mr. Simon would own 17,106,711 shares of thatlook.com's common stock. At that point, Microfinancial, Inc., 950 Winter St. Waltham, Massachussets 02451, would beneficially own 2,464,861 shares of thatlookcom's common stock, or 5.7% of total shares of common stock. In addition, EDaddyWarbucks, Ltd. 1006 4th St. Top Floor, Sacramento, California 95814, would beneficially own 2,229,679 shares of thatlookcom's common stock, or 5.2% of total shares of common stock.

(2) - the shares beneficially owned include conversion of a $25,000 promissory note into a convertible note payable that contains a conversion price of $1.50 per share of restricted, unregistered, common stock.

(3)- Vincent J. Trapasso and Charlie Lynn Trapasso are husband and wife. Gerard A. Powell is Charlie Lynne Trapasso's brother-in-law.

See the caption "Identification of Directors and Executive Officers," above,
Part III, Item 9, for information concerning the offices in which the above management members serve the Company.

Changes In Control
------------------
There are no present arrangements or pledges of thatlook.com's securities which may result in a change in control of thatlook.com.

Item 12 Certain Relationships and Related Transactions
------------------------------------------------------
Mr. Powell provided consulting services to thatlook.com pursuant to a consulting contract signed in November 2000. The contract is a two-year $264,000 marketing consulting agreement the company owned by Mr. Powell for $11,000 per month. The agreement requires a $50,000 liquidated damages payment to the consulting company if the agreement is canceled.

In November 2000, thatlook.com signed a two-year $264,000 marketing consulting agreement with a company owned by Gerard A. Powell for $11,000 per month. thatlook.com incurred consulting fees of $9,231 for this consulting contract in 2000. The agreement requires a $50,000 liquidated damages payment to the consulting company if the agreement is canceled.

In January 2001, Marvin P. Metzger and thatlook.com signed a two-year employment agreement for $98,000 per year. The agreement includes a severance clause that requires thatlook.com to pay $45,000 upon thatlook.com's termination of the agreement. In addition, in January 2001, Vincent J. Trapasso and thatlook.com signed a two-year employment agreement for $95,000 per year. The agreement also includes a severance clause that requires thatlook.com to pay $45,000 upon thatlook.com's termination of the agreement.

Vincent J. Trapasso is indebted to the Company for a demand note of $14,000, which bears interest at 13% per annum.

Microfinancial, Inc. is a finance company that purchases loans from Elective Investments, Inc, a subsidiary of thatlook.com. Microfinancial executed a restructuring agreement in December 1999, which included a convertible subordinated debenture (See Note 9). In November 2000, the finance company received 100,000 shares of thatlook.com's common stock valued at $0.125 per share, or $12,500, as compensation for a waiver related to the sale of convertible notes to a principal shareholder, which diluted the finance company's financial position.

In June 2000, thatlook.com issued Sivla, Inc., a media broker, 11,250,000 unregistered, restricted shares of common stock in return for advertising and media credits, and public relations services totaling $30 million. Based upon the discounted amount of thatlook.com's past media placements relative to published rate card amounts (which is the maximum published rate available), thatlook.com discounted the value of the advertising and media credits to a level thatlook.com believes depicts fair value. Thus, the transaction was recorded at $5,001,000. The media broker also accepted a $150,000 note payable for initial production costs (See Note 4).

In July 2000, in a related agreement thatlook.com issued 750,000 shares of registered common stock to Norman F. Alvis, a marketing consultant, in exchange for consulting and media buyer services. Mr. Alvis is the sole shareholder of Sivla, Inc. These shares were registered with a Registration Statement on Form S-8 dated August 1, 2000 and filed with the Securities and Exchange Commission on August 1, 2000, and is incorporated herein by reference. Based upon prior experience with marketing consultants, thatlook.com valued the consulting services at $500,100, using 10% of the media costs (See Note 4).

In January 2001, thatlook.com and the Sivla, Inc. agreed to terminate the June and July 2000 agreements. Thus, Sivla, Inc. returned 7,500,000 shares of the unregistered, restricted shares of common stock previously issued, and canceled the $150,000 note payable. This transaction has been retroactively reflected on the December 31, 2000 financial statements. As part of the settlement thatlook.com expensed an additional $1,302,966 in advertising related to the termination of this agreement, representing the unused and nonrefunded balance of the initial $5,501,100 value referred to above.

Part IV.

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------------------------
No reports on Form 8-K were filed in the fourth quarter.

Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------
     3.1 Amendment to Articles of Incorporation regarding change of Name
     4.1            Sivla, Inc. Amendment
     4.2            Wellington Capital Corporation Registration Rights
                    Agreement
     4.3            L.T. Simon Restructuring Agreement
     10.1           Sivla, Inc. Consulting Agreement
     10.2           Financial Capital Consulting Agreement
     10.3           Wellington Capital Corporation Consulting Agreement
     10.4           The Gerard Group Consulting Agreement
     10.5           Marvin P. Metzger Employment Agreement
     10.6           Vincent Trapasso Employment Agreement

     99             FINANCIAL STATEMENT SCHEDULES

                    Schedule II - Valuation and Qualifying Accounts


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

A Registration Statement on Form S-8 dated November 4, 1999 was filed on November 4, 1999, reporting in Item 8 registration shares of common stock, pursuant to adoption of The 1999 Stock Incentive Plan.

A Current Report on Form 10-KSB dated March 30, 2000 was filed on March 30,
2000.

A Registration Statement on Form S-8 dated August 1, 2000 was filed on August 1, 2000, reporting in Item 8 registration shares of common stock, pursuant to two written compensation agreements with two individual consultants.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.


Date:     March 30, 2001                 /s/ Lawrence T. Simon
                                         ---------------------
                                         Lawrence T. Simon
                                         Chairman of the Board
                                         of Directors, Director

Date:     March 30, 2001                 /s/ Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Office

Date:     March 30, 2001                 /s/ Saul S. Epstein
                                         ---------------------
                                         Saul S. Epstein
                                         Director

Date:     March 30, 2001                 /s/ Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer