Form 10QSB
period 2001-03-31
THATLOOK COM INC/NV
filed 2001-05-11
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2001.
                                                    --------------

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

                                 May 11, 2001
                                  26,793,951
                           thatlook.com, Inc.

                          INDEX TO FORM 10-QSB

ITEM
 NO.
-----------------------------------------------------------------------
I  FINANCIAL INFORMATION

  1. Financial Statements:

       Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

       Consolidated Statements of Operations for quarters ending
       March 31, 2001 and March 31, 2000 (unaudited)

       Consolidated Statements of Cash Flows for quarters ending
       March 31, 2001 and March 31, 2000 (unaudited)

       Notes to Financial Statements

 2. Management's Discussion and Analysis or Plan of Operation

 3. Quantitative and Qualitative Disclosures about Market Risk

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
                           ---------------------------
                                                                 Page 1 of 2

                                                 March 31,   December 31,
                                                   2001         2000
                         -ASSETS-              (Unaudited)
                                                ----------    ---------
Current Assets:
Cash                                            $  151,595    $  17,684
Accounts receivable - finance company               57,892       85,569
Accounts receivable, net of allowance of $7,800
 and $76,450 respectively.                          21,207       44,216
Notes receivable, net of allowance of $44,540
 and $49,661 respectively.                         219,204      271,288
Interest receivable                                  4,634        5,609
Loan receivable, shareholder                        14,000       14,000
Prepaid advertising                                 73,212      184,537
Prepaid expenses and other assets                  302,585      362,697
Deferred debt issuance costs                       107,861       52,015
                                                ----------    ---------
Total Current Assets                               952,190    1,037,615

Fixed assets - net                                 474,769      516,524
Notes receivable, net of allowance of $48,251
 and $42,403                                       240,025      240,257
                                                ----------    ---------
Total Assets                                    $1,666,984   $1,794,396
                                                ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                 Page F-1.



                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                        Consolidated Balance Sheets
                        ---------------------------
                                                              Page 2 of 2

                                                 March 31,   December 31,
                                                   2001         2000
                                               (Unaudited)
                                                ----------    ---------
- LIABILITIES AND STOCKHOLDERS' DEFICIT -

Lines-of-credit payable                         $  436,537   $  507,082
Current Portion of:
  Notes payable                                    237,516      215,025
  Capital lease obligations                         19,085       24,765
  Notes payable - shareholders                     257,500      257,500
Accounts payable                                   687,811      711,443
Accrued expenses                                   449,195      402,063
Payroll and payroll taxes payable                      621       26,997
Other current liabilities                          114,602       70,135
                                                ----------   ----------
Total Current Liabilities                        2,202,867    2,215,010

Convertible subordinated debentures              1,861,138    1,861,138
Notes Payable                                       37,433       70,767
Capital lease obligations                           12,075       14,663
Notes payable - shareholders                     1,142,500      542,500
                                                ----------   ----------
Total Liabilities                                5,256,013    4,704,078
                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
  30,000,000 shares authorized,
  no shares issued or outstanding                    -            -
Common stock, $.001 par value, 50,000,000
  shares authorized, and 26,793,951
  and 26,786,664 shares issued
  and outstanding, respectively                     26,794       26,787
 Additional paid-in-capital                      8,622,968    8,525,550
 Accumulated deficit                           (12,238,791) (11,462,019)
                                                ----------   ----------
 Total Stockholders' deficit                    (3,589,029)  (2,909,682)
                                                ----------   ----------
 Total Stockholders' deficit & liabilities      $1,666,984   $1,794,396
                                                ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                 Page F-2.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
            For The Three Months Ended March 31, 2001 and 2000
            --------------------------------------------------
                                                  2001         2000
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   300,956  $   687,166
  Gain on sale of notes receivable                100,883      181,120
  Other                                            13,874       25,569
                                              -----------  -----------
TOTAL REVENUE                                     415,713      893,855
                                              -----------  -----------

SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                343,764      327,567
  Payroll and payroll taxes                       148,740      162,613
  Telephone                                         9,645       47,733
  Credit reporting services                        11,845       39,755
  Other                                             3,217        7,733
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES                517,211      585,401
                                              -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                29,023       33,760
 Payroll and payroll taxes                        114,820      198,058
 Professional and consulting                      240,992      112,716
 Other                                            152,932      122,397
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         537,767      466,931
                                              -----------  -----------
OTHER EXPENSES:
 Interest expense                                 111,373       70,300
 Interest income                                  (23,866)     (34,985)
 Bad debts                                         50,000       68,704
                                              -----------  -----------
TOTAL OTHER EXPENSES                              137,507      104,019
                                              -----------  -----------
TOTAL EXPENSES                                  1,192,485    1,156,351
                                              -----------  -----------
NET LOSS                                      $  (776,772) $  (262,496)
                                              ============ ===========
BASIC AND DILUTED LOSS PER SHARE              $     (0.03) $     (0.02)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   26,422,140   15,930,874
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                  Page F-3.

                      thatlook.com, Inc. and Subsidiaries
                      -----------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
              For The Three Months Ended March 31, 2001 and 2000   Page 1 of 2
              --------------------------------------------------
                                                      2001           2000
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (776,772)   $  (262,496)
 Adjustments to reconcile net loss to net
 cash (used in) operating activities:
  Depreciation                                        42,505         43,964
  Amortization                                        16,734            -
  Bad debts                                           50,000         68,704
  Issuance of common stock for payment
   of services and accrued interest                   11,774            -
Changes in assets and liabilities:
  Decrease (Increase) in accounts and
   interest receivable                               120,311       (349,693)
  Decrease in notes receivable                       (78,204)        (3,142)
  Decrease in other assets                           171,436         31,345
 (Decrease)Increase in accounts payable              (23,632)       170,941
  Increase (Decrease) in accrued expenses             47,132        (30,986)
 (Decrease)Increase in payroll and payroll
   taxes payable                                     (26,376)        26,756
 (Decrease)in other liabilities                       (9,032)      (161,709)
                                                  ----------    -----------
Net cash (used in) operating activities             (454,124)      (466,316)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from collection of notes receivable         78,441        101,174
 Acquisition of fixed assets                            (750)      (189,691)
                                                  ----------    -----------
   Net cash provided by (used in)
    investing activities                              77,691        (88,517)
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit                   (70,545)      (115,763)
 Borrowings from shareholders                        600,000        350,000
 Repayments of notes payable                         (19,111)       (51,040)
 Issuance of common stock and receipt of
  subscription receivable                               -           450,000
                                                  ----------    -----------
   Net cash provided by financing activities         510,344        633,197
                                                  ----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            133,911         78,364
 Cash and cash equivalents, beginning of period       17,684         63,471
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  151,595    $   141,835
                                                  ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                     Page F-4.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Cash Flows
                   -------------------------------------
            For The Three Months Ended March 31, 2001 and 2000     Page 2 of 2
            --------------------------------------------------
                                                    2001         2000
                                                 (Unaudited)   (Unaudited)
                                                 -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the quarter for
  Interest                                       $   22,026   $   55,945
                                                 ==========   ==========
  Taxes                                          $    -       $    -
                                                 ==========   ==========

Common Stock Warrants issued for
 prepaid investment banking services             $    -       $  562,672

                                                 ==========   ==========

Common Stock Options issued in exchange
 for Accounts Payable                            $   10,249   $    -

                                                 ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                    Page F-5.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE  1  -  BASIS OF PRESENTATION:

In the opinion of management, the accompanying March 31, 2001 unaudited interim consolidated financial statements of thatlook.com, Inc. (TLC)and its wholly owned subsidiaries contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of March 31, 2001 and December 31, 2000 (audited) and the results of operations, and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis or Plan of Operation" is written with the presumption that the users of the interim financial statements have read, or have access to the Company's December 31, 2000 audited financial statements and notes thereto, together with the Management's Discussion and Analysis or Plan of Operation as of December 31, 2000 included in the Company's filing on April 2, 2001 with the SEC on Form 10-KSB.

The accounting policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's notes to consolidated financial statements included therein.

The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc., through one of its subsidiaries, is in the business of direct-response marketing services, serving a network of doctors that specialize in performing elective, medical procedures. thatlook.com uses a combined, multi-media approach, including the Internet, television, radio, print, and direct mail. The Company's marketing efforts generate patients who seek elective medical procedures. After it pre-screens patients interested in these elective procedures for creditworthiness, the Company refers the patients generated from its marketing programs to participating doctors. thatlook.com, Inc., through another one of its subsidiaries, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.
                                                                  Page F-6.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                        Notes to Consolidated Financial Statements
                        ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE  3  -  GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the three-month period ended March 31, 2001 the Company incurred significant losses, which increased the accumulated deficit. Similarly, the Company had a working capital deficiency at March 31, 2001 of $1,250,677. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank, was in default on five of its notes payable, and is party to several litigation matters. The bank holding the line-of-credit, while not issuing a waiver for the non-compliance, has also not called the loan. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company raised $402,500 during 2000 from the sale of common stock and $800,000 and $800,000 during 2000 and through April 2001, respectively, from the sale of notes payable to shareholders. In addition, management restructured the terms for a principal shareholder's convertible and demand notes payable, converted other notes payable to equity, and agreed to cancel warrant agreements in exchange for common stock (See Note 6). However, there is no guarantee that the Company will be able to raise additional funds to meet its operational needs, or restructure other obligations. Should certain negative events occur, such as the loss of finance partners for loan purchases, accelerated payment terms for loan covenant violations, or unfavorable settlement of lawsuits, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

We continue to change our business models in various ways to provide patients to medical practitioners more cost effectively. We recently started another marketing program with certain plastic surgeons where discounted procedures are offered to patients. We may also add other medical procedures to our marketing programs to reduce per patient marketing costs to offset overhead costs. Currently, we do not have enough data to determine if these new marketing programs will be successful if our business models change.
                                                                    Page F-7.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                       Notes to Consolidated Financial Statements
                       ------------------------------------------
                                    March 31, 2001
                                    --------------
NOTE  4  -  LOSS PER COMMON SHARE:

Loss per common share is computed based on net loss divided by the weighted average number of common shares outstanding during the respective periods presented. Diluted loss per share is not presented since stock options, warrants and convertible debt would all be anti-dilutive.

Basic Loss Per Share:              March 31,            March 31,
---------------------                2001                2000
                                 (unaudited)          (unaudited)
                                 ----------           -----------
Net Loss                         $(776,772)            $(262,496)

Weighted Average Number of
  Common Shares Outstanding     26,422,140            15,930,874

Basic Loss Per Share                $(0.03)               $(0.02)

NOTE  5   -  LINE-OF-CREDIT:

The Company obtained a line-of-credit with a bank in July 1998 to fund notes receivable purchases. This line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (8.75% at March 31, 2001) plus 4%, totaling an annual rate of 12.75% at March 31, 2001. This line-of-credit is collateralized by certain notes receivable and is guaranteed by a principal shareholder. As of March 31, 2001, the Company was not in compliance with a certain restrictive covenant, and as of March 31, 2001, the bank had not waived the covenant violation. The amount outstanding under this line-of-credit as of March 31, 2001 was $436,537.

NOTE  6  -  NOTES PAYABLE:

In June 2000, the Company signed a 120-day promissory judgment note for $45,000 at 12.75% for media services. At March 31, 2001, the Company was in default under this note. In April 2001, subsequent to the balance sheet date, the payee instituted a lawsuit for repayment of the balance plus interest and costs (See Note 9).

In November 2000, a principal shareholder signed a master purchase agreement
for $1,230,000 convertible notes at specified dates through April 2001.   In
conjunction with this agreement, the Company agreed to issue 1,765,000 common stock warrants.
                                                                     Page F-8.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE  6  -  NOTES PAYABLE (Continued):

In January 2001, this shareholder agreed to restructure the master purchase agreement, subject to shareholders approval in June 2001 to increase the Company's authorized shares of common stock. As part of the restructuring, this shareholder agreed to exchange $200,000 of convertible notes purchased in January 2001 and accrued interest, for common stock at $0.10 per share. This shareholder also agreed to purchase $600,000 of convertible notes payable with a conversion price of $0.10 per share of common stock. In the first quarter of 2001, $400,000 of the convertible notes were purchased, and were reflected as long-term as of March 31, 2001.

At March 31, 2001, 1,477,990 warrants to purchase restricted shares of common stock had been issued. In April 2001, subsequent to the balance sheet date, an additional $200,000 of convertible notes had been purchased and 287,010 additional common stock warrants had been issued as part of the master purchase agreement. However, as part of the restructuring, this shareholder individually and on behalf of family members agreed to cancel rights to all warrants totaling 3,931,667 in exchange for 1,765,000 shares of common stock and a $300,000 convertible note payable due April 30, 2003 bearing interest at 10% per annum beginning April 15, 2001. This $300,000 convertible note payable plus accrued interest may be converted at $0.50 per share of unregistered, restricted, common stock.

NOTE  7  -  COMMON STOCK OPTIONS AND WARRANTS:

1999 Stock Incentive Plan:
--------------------------
According to the plan's design, the number of shares of common stock available for issuance under the Plan increased by 900,000 shares at December 31, 2000. Thus, 2,785,234 shares of common stock are issuable currently under the Plan. At March 31, 2001, there were 435,000 common stock options outstanding.

In January 2001, the Company granted 150,000 options to purchase shares of the Company's stock to an attorney with an exercise price of $0.10 per share. In February 2001, the Company granted 100,000 options to purchase shares of the Company's stock to an attorney with an exercise price of $0.17 per share. The exercise prices of all option grants are equal to, or exceed, the fair market value per share of common stock on the option grant date.
                                                                    Page F-9.


                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE 8 -  RELATED PARTY TRANSACTIONS:

Management Agreements:
----------------------
The Company incurred management fees and other related costs of $33,000 and $0 for the three-month periods ended March 31, 2001 and 2000, respectively, for a marketing consulting agreement with a company owned by a principal shareholder/officer. The agreement was signed in November 2000 for a total of two years and $264,000, payable at the rate of $11,000 per month. The agreement requires a $50,000 liquidated damages payment to the consulting company if the agreement is canceled.

NOTE 9 CONTINGENCIES AND COMMITTMENTS:

Legal Proceedings:
------------------
A Complaint in Confession of Judgment and a Confession of Judgment was filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations, against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania. The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com on February 19, 1999, in the amount of $202,550, plus interest and costs until paid. thatlook.com filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999.

This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by the Company and the Company also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of the amount sought by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. An oral argument was held on April 17, 2001 for the Petition to Open and/or Strike Judgment by Confession and to Stay Execution. Management anticipates that the Court will render a decision on the Petition in the second quarter of 2001.

On September 5, 2000, a Complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) by a former employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. An answer to Plaintiff's Complaint and Affirmative Defenses was filed by the Company on December 26, 2000. This litigation is currently in the discovery stage.
                                                                   Page F-10.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE 9 -  CONTINGENCIES AND COMMITTMENTS (Continued):

Legal Proceedings (Continued):
------------------------------

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

There is litigation presently pending against the Company in the Circuit Court of Cook County, Illinois, County Department, Law Division(Case #00L 010329), commenced by a patient against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company.

There is litigation presently pending against the Company in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), commenced by a patient, against a surgeon and the Company, jointly and separately, as defendants.

In March 2001, a Complaint was filed against the Company by a former employee with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation. This Complaint may be covered by the Company's Directors' and Officers' liability insurance, subject to a $1,000,000 limit and a $50,000 deductible, along with other provisions of the policy.

A Complaint in Confession of Judgment and a Confession of Judgment was filed by King Media, Inc. against thatlook.com, in the Court of Common Pleas of Monroe County, Pennsylvania. The judgment was entered in favor of King Media, Inc., and against thatlook.com on April 11, 2001, in the amount of $56,763, plus interest and costs until paid. thatlook.com plans to file a Petition to Strike and/or Open Judgment by Confession and to Stay Execution by May 11, 2001.
                                                                   Page F-11.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    March 31, 2001
                                    --------------

NOTE 9 - CONTINGENCIES AND COMMITTMENTS (Continued):

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

NOTE 10 - SUBSEQUENT EVENTS:

In April 2001, the Company signed a nine-month promissory note payable for $62,000 at 7.65% per annum for an insurance policy premium. Payments of $5,697 are due monthly.
                                                                   Page F-12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR QUARTER ENDED MARCH 31, 2001.

Background
----------
thatlook.com, Inc., a Nevada corporation, through its subsidiary, Thatlook.com, Inc., formerly known as Cooperative Images, Inc., a New Jersey corporation, incorporated December 5, 1994 ("TLC"), is in the business of direct-response marketing, serving a network of doctors that specialize in performing elective, medical procedures. TLC uses a combined, multi-media approach, including the Internet, television, radio, print, and direct mail. After we pre-screen patients for creditworthiness that are interested in elective medical procedures, we refer the patients generated from our marketing programs to participating doctors. TLC, through its wholly-owned subsidiary, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.

On April 29, 1999, thatlook.com completed a reverse merger with a public entity, whereby a 100% interest in thatlook.com, Inc was acquired by First Target Acquisition, Inc.(FTA, a Nevada corporation, incorporated May 1, 1987), in exchange for 9,999,999 restricted shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC was deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and Elective Investments, Inc, (a Pennsylvania corporation, incorporated November 26, 1996) its wholly-owned subsidiary, for all periods presented. The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, TLC's parent company, changed its name to thatlook.com, Inc. on July 23, 1999, to reflect the name of the principal operating business.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000; (ii) Consolidated Statements of Operations (Unaudited) for the three-month periods ended March 31, 2001 and 2000 and (iii) Consolidated Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS:
----------------------
Overview
--------
We previously reported in our 2000 annual report that we canceled a media venture capital agreement in January 2001. The media placed as part of the agreement did not provide highly targeted audiences. These targeted audiences are required to deliver the number of patients necessary to meet our contractual obligations to the doctors enrolled in our marketing programs. After we canceled the media agreement, alternative media placements had lead times that prevented us from making a positive impact on marketing revenues during the first quarter of 2001.

Poor operating results require that we continue to restructure our business model. Unfortunately, our restructuring plans are constrained by limited, available resources to implement new programs and ideas. For example, in December 2000 we started an orthodontics marketing program. However, we placed this program temporarily on hold to enable us to allocate our capital to the cosmetic surgery market. New marketing programs are capital intensive since advertisements typically are paid from 30 to 60 days in advance of the media being published.

In our restructuring plans, we plan to work closer with surgeons to develop new marketing programs that offer cosmetic surgery at discounted prices. To effectuate lower prices, the doctors and our management team must moderate patient coordination costs, reduce overlap in services, and improve patients' overall continuum of care. It remains difficult to project the level of success that we will have with these new programs and initiatives, or when we will restart the orthodontics marketing program.

Results of Operations - Comparison of Quarters Ended March 31, 2001 and 2000
---------------------------------------------------------------------------
Revenue
-------
Marketing fee revenues were $300,956 and $687,166 for the quarters ended March 31, 2001 and 2000 respectively, which represented a 56% decrease. Marketing revenues were lower for two primary reasons. First, as mentioned above, the January 2001 cancellation of a media venture capital agreement negatively impacted first quarter 2001 revenues. After the cancellation of the media agreement, revenues were lower because our media placements could not be placed quick enough to impact revenues in the first quarter of 2001. In our model, we typically need to purchase remnant media, which requires longer lead times, but costs significantly less.

Marketing fee revenues also were lower because we recently put our new orthodontic program temporarily on hold. In this program, the orthodontists had the option to terminate the contract without penalty at the end of each three-month period of their contract. Since we stopped providing patients to the orthodontists, we did not expect that orthodontists would continue their contracts. Thus, we did not record any revenue for the orthodontic program.

Gains on sale of notes receivable were $100,883 and $181,120 for the quarters ended March 31, 2001 and 2000 respectively, which represented a decrease of $80,237, or 44%. In addition to less media placements for cosmetic surgery, our loan volume also decreased because the orthodontic model did not include a traditional interest-bearing financing instrument. Our orthodontists accepted monthly payments directly from patients without requiring the patients to sign notes receivable. Therefore, we did not purchase loans from orthodontists, and did not earn a yield on the sale of notes receivable. The yield on sales of notes receivable, as a percentage of face value, decreased to 12.9% in the first quarter of 2001, as compared to 13.5% for the first quarter of 2000.
The yield decreased due to normal fluctuations in patients' creditworthiness as determined by the finance companies that purchase our notes receivable.

Expenses
--------
Media, advertising and promotional fees were $343,764 and $327,567 for the quarters ended March 31, 2001 and 2000 respectively, which represents an increase of $16,197, or 5%. Without orthodontic marketing expenses of $28,110, media expenses decreased $11,913. These non-orthodontic media expenses as a percentage of marketing fee revenues increased to 105% from 48% for the quarters ended March 31, 2001 and 2000, respectively. After we canceled the media venture agreement in January 2001, our media purchases were more expensive and less effective for two reasons. First, with short time constraints, we could not negotiate as effectively with media vendors.
Second, we purchased media with vendors that provided favorable credit terms, however, the media generated less patient flow than expected. Less patient responses will also negatively impact revenues in the second quarter of 2001.

Payroll expenses for sales and marketing personnel were $148,740 and $162,613 for the quarters ended March 31, 2001 and 2000, respectively, which represents a decrease of $13,873, or 9%. Staff reductions in the fourth quarter of 2000 and gains in operational efficiencies contributed to this decrease. For example, the installation of a predictive dialer improved the efficiency of our telephone service representatives.

Telephone expenses for sales and marketing decreased to $9,645 from $47,733 for the quarters ended March 31, 2001 and 2000, respectively, which represents a decrease of $38,088, or 80%. The decrease relates to three primary changes. First, at the end of March 2000, thatlook.com and a new long distance carrier executed a telephone contract that contained lower rates per call. Second, the installation of a predictive dialer provided improved efficiencies.
Third, we had placed additional print advertising in the first quarter of 2000. These advertisements led to higher telephone expenses in February and March 2000, and higher marketing fee revenues in the second quarter of 2000. Conversely, as discussed above, the media placed in the first quarter of 2001 generated less than expected patient responses. With less patient responses, our telephone expenses were lower.

Credit bureau expense was $11,845 and $39,755 for the quarters ended March 31, 2001 and 2000, respectively, which represented a decrease of $27,910, or 70%. The decrease relates to less media placements and fewer patients responding to our advertising, lower credit reporting costs per report, and costs absorbed by one of our finance partners.

Rent and utilities expenses were $29,023 and $33,760 for the quarters ended March 31, 2001 and 2000, respectively, which represented a decrease of $4,737 or 14%. In March 2000, we signed a lease at a new location. The new office space has approximately 40% more square feet of workspace. However, in March 2000, we also agreed to pay our former landlord outstanding common area maintenance charges, and approximately $4,000 of the landlord's legal expenses.

Payroll expenses for general and administrative personnel were $114,820 and $198,058 for the quarters ended March 31, 2001 and 2000 respectively, which represented a decrease of $83,238, or 42%. A smaller collection staff, fewer loan processors, and other staff reductions significantly lowered payroll expenses. In addition, a principal shareholder/officer is now paid as a consultant, as discussed in Note 8.

Professional and consulting expenses were $240,992 and $112,716 for the quarters ended March 31, 2001 and 2000, respectively, which represented an increase of $128,276, or 114%. The increase relates primarily to additional legal and consulting expenses as a result of increased litigation, restructuring of our business model, and costs associated with being a public registrant with the Securities and Exchange Commission. Also, as previously discussed, a principal shareholder/officer is now paid as a consultant.

Other general and administrative expenses were $152,932 and $122,397 for the quarters ended March 31, 2001 and 2000, respectively, which represented an increase of $30,535, or 25%. Increases in computer expenses and travel and entertainment expenses led to the increase.

Interest expense was $111,373 and $70,300 for the quarters ended March 31, 2001 and 2000, which represented an increase of 41,073, or 58%. Interest expense increased because notes payable increased approximately $1,145,000 since the first quarter of 2000.

Interest income was $23,866 and $34,985 for the quarters ended March 31, 2001 and 2000 respectively. Since we sell the majority of new loans that we purchase from doctors, we expect our loan portfolio balance and related interest income to decline as patients make principal payments.

Liquidity and Capital Resources
-------------------------------
thatlook.com's business model requires adequate capital resources to pay for media placements to generate patients who are interested in elective medical procedures and to develop efficient business systems to service the doctors participating in, and patients responding to, thatlook.com's marketing programs. The medical procedures that we advertise are elective and do not involve third-party insurance reimbursements. Therefore, unless patients pay with cash or credit cards, thatlook.com typically must provide financing sources for the patients.

Many media placements require cash payments 30-60 days in advance of the media being published. After patients respond to a media placement, we usually do not receive revenues for an additional 60-90 days. This 90-150 day cycle makes it incumbent upon us to obtain the requisite amount of capital to fund the media placements, as well as other infrastructure requirements.

In 2000 and through April 2001, we raised $402,500 from the sale of common stock, $1,600,000 from the sale of notes payable to shareholders, and borrowed $181,659 from other lenders. We also issued $3,769,564 of common stock for payment of services. However, there is no guarantee that we will be able to raise additional funds or sell additional common stock to meet our operational needs. Furthermore, management has not been successful raising capital with the assistance of investment bankers. Should certain negative events occur, such as the loss of finance partners for loan purchases, accelerated payment terms for loan covenant violations, or unfavorable settlements of lawsuits, existing capital constraints may limit the ability of thatlook.com to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

In January 2001, a principal shareholder agreed to convert $1,330,000 of convertible notes payable and $28,965 of accrued interest to equity, subject to shareholders' approval in June 2001, to increase the number of thatlook.com's authorized shares. These notes would have matured beginning in August 2001 through November 2002, which, based upon current cash flow, we would have had great difficultly paying timely.

In 2000, we defaulted on three $25,000 promissory notes due to three shareholders. We have had preliminary discussions to extend the terms of these three promissory notes. In addition, we defaulted on repayments of balances due on a $180,000 note payable and a $45,000 note payable. The payee on the $180,000 note payable has instituted a lawsuit for repayment of the balance plus interest. The $45,000 note is a promissory judgment note
payable.   The payee exercised its right and filed a judgment in April 2001.

We continue to attempt to restructure our business model to provide patients to medical practitioners more cost effectively, specifically to reduce per patient marketing costs and to offset overhead costs.

When patients need financing, our corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. If we held a loan until maturity, the purchase discount would be earned ratably over the term of the loan. We primarily sell loans to show positive operating results and to improve cash flow. We believe that our lenders have the capacity to purchase all of the loans that we purchase from doctors, provided that the patients meet the credit criteria of the lenders. If we were unable to sell loans, earnings would be adversely affected.

thatlook.com also has a $1 million dollar line of credit with a bank. While the outstanding balance on the line-of-credit at March 31, 2001 was approximately $437,000, we are unable to borrow the additional balance up to the $1 million dollar limit, since, the underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. We need to collect on certain delinquent loans so that the loans count in the bank's "availability" formula. In the first quarter of 2001, we outsourced collection of accounts more than 90 days past due to two collection companies. We need to supply the bank with approximately $100,000 to $120,000 in patient notes receivable, net of thatlook.com's purchase discount, to be in compliance with the line-of-credit covenants. While thatlook.com was not in compliance with the covenants at March 31, 2001, and the bank did not issue a waiver for non-compliance, the bank also did not call the loan. If the bank called the loan, we would have great difficultly paying the bank in a timely manner. In addition, immediate payments to the bank would reduce our working capital and negatively impact operations.


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

Item 3 Quantitative And Qualitative Disclosures about Market Risk:
-------------------------------------------------------------------
Elective Investments, Inc. currently purchases notes receivable contracts from cosmetic surgery doctors. The contracts include the highest statutory interest rate allowed by the governing state laws.

We are subject to market risk for changes in interest rates and could be subjected to increased or decreased competition from other finance companies, which could have a material adverse effect on our financial results.

II  OTHER INFORMATION:

1.  Legal Proceedings:

Active Litigation - Defendant:
------------------------------
A Complaint in Confession of Judgment and a Confession of Judgment was filed by Tenenbaum's Travel Service, Inc. d/b/a Kingdom Vacations, against thatlook.com (f/k/a Cooperative Images, Inc.), in the Court of Common Pleas of Luzerne County, Pennsylvania. The judgment was entered in favor of Tenenbaum's Travel Service, Inc., and against thatlook.com on February 19, 1999, in the amount of $202,550, plus interest and costs until paid. thatlook.com filed a Petition to Open and/or Strike Judgment by Confession and to Stay Execution on March 19, 1999.

This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by the Company and the Company also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of the amount sought by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. An oral argument was held on April 17, 2001 for the Petition to Open and/or Strike Judgment by Confession and to Stay Execution. Management anticipates that the Court will render a decision on the Petition in the second quarter of 2001.

On September 5, 2000, a Complaint was filed in the United States District Court Middle District of Pennsylvania (Case #3:CV-00-1577) by a former employee, regarding termination of an employment contract and discrimination. The complaint seeks unspecified amounts including punitive damages plus interest, and attorney's fees. An answer to Plaintiff's Complaint and Affirmative Defenses was filed by the Company on December 26, 2000. This litigation is currently in the discovery stage.

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

There is litigation presently pending against the Company in the Circuit Court of Cook County, Illinois, County Department, Law Division(Case #00L 010329), commenced by a patient against a surgeon and the Company, regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company.

There is litigation presently pending against the Company in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), commenced by a patient, against a surgeon and the Company, jointly and separately, as defendants.

In March 2001, a Complaint was filed against the Company by a former employee with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation. This Complaint may be covered by the Company's Directors' and Officers' liability insurance, subject to a $1,000,000 limit and a $50,000 deductible, along with other provisions of the policy.

A Complaint in Confession of Judgment and a Confession of Judgment was filed by King Media, Inc. against thatlook.com, in the Court of Common Pleas of Monroe County, Pennsylvania. The judgment was entered in favor of King Media, Inc., and against thatlook.com on April 11, 2001, in the amount of $56,763, plus interest and costs until paid. thatlook.com plans to file a Petition to Strike and/or Open Judgment by Confession and to Stay Execution by May 11, 2001.

2. Changes in securities and use of proceeds

Proceeds From Debt
------------------
Proceeds from a principal shareholder in the first quarter of 2001 were received in exchange for promissory notes payable on demand. The proceeds were used primarily for working capital and payment of cash-in-advance media payments. In January 2001, we restructured the agreements for the principal shareholder's convertible and demand notes payable and common stock warrants, subject to shareholders' approval to increase the number of the Company's authorized shares.

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

     None



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         thatlook.com, Inc.


Date:   May 11, 2001                     /s/ Gerard A. Powell
                                         ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Officer


Date:   May 11, 2001                      /s/ Marvin P. Metzger
                                         ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer