Form 10KSB/A
period 2000-12-31
THATLOOK COM INC/NV
filed 2001-06-04
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-KSB-A1


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

Indicate by check mark whether there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

This Annual Report on Form 10-KSB-A1 is filed for the sole purpose of amending footnote disclosure 3(f) to reflect that the Company did implement the provisions of Staff Accounting Bulletin (SAB) No. 101 during 2000 and that such implementation had no impact on our financial statements.

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

                          INDEX TO FORM 10-KSB*

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

                                 PART IV

13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                               SIGNATURES

     * With the exception of Part II, Item 7 and the signatures, each of the above items was filed on April 2, 2001, as part of the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, and is incorporated herein by this reference.

                                   PART II

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101. It was effective for thatlook.com, Inc. in the fourth quarter of fiscal 2000. We implemented the provisions of SAB No. 101 in 2000, which had no impact on our financial position or results of operations.

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

                                         thatlook.com, Inc.


Date: June 4, 2001                       /s/ Lawrence T. Simon
      ------------                       ---------------------
                                         Lawrence T. Simon
                                         Chairman of the Board
                                         of Directors, Director

Date: June 4, 2001                       /s/ Gerard A. Powell
      ------------                       ---------------------
                                         Gerard A. Powell
                                         President, Director,
                                         Chief Executive Office

Date: June 4, 2001                       /s/ Saul S. Epstein
      ------------                       ---------------------
                                         Saul S. Epstein
                                         Director

Date: June 4, 2001                       /s/ Marvin P. Metzger
      ------------                       ----------------------
                                         Marvin P. Metzger
                                         Chief Financial Officer