Form 10QSB
period 2001-06-30
THATLOOK COM INC/NV
filed 2001-08-20
CIK 1057653

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                         ----------------------

                              Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2001.
                                                    --------------

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

                               August 20, 2001
                                  43,636,813






                           thatlook.com, Inc.

                          INDEX TO FORM 10-QSB

ITEM
 NO.
-----------------------------------------------------------------------
I  FINANCIAL INFORMATION
                                                                  Page(s):
  1. Financial Statements:                                        --------

  Consolidated Balance Sheets at June 30, 2001 (unaudited) and
  December 31, 2000                                               F-1 & F-2

  Consolidated Statements of Operations for quarters ending
  June 30, 2001 and June 30, 2000 (unaudited)                     F-3

  Consolidated Statements of Operations for six month periods     F-4
  ending June 30, 2001 and June 30, 2000 (unaudited)

  Consolidated Statements of Cash Flows for six month periods     F-5 to F-6
  ending June 30, 2001 and June 30, 2000 (unaudited)

  Notes to Financial Statements                                   F-7 to F-15

 2. Management's Discussion and Analysis or Plan of Operation     F-16 to F-21

 3. Quantitative and Qualitative Disclosures about Market Risk    F-21

II  OTHER INFORMATION

 1. Legal Proceedings                                             F-22 to F-23

 2. Changes in securities and use of proceeds                     F-24

 3. Defaults upon senior securities                               F-24

 4. Submission of Matters to a Vote of Security Holders           F-24

 5. Other Information                                             F-25

 6. Exhibits and Reports on Form 8-K                              F-25

SIGNATURES                                                        F-25
                       thatlook.com, Inc. and Subsidiaries
                       -----------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                                           Page 1 of 2



                                                 June 30,   December 31,
                                                  2001         2000
                                               (Unaudited)
                                               ----------    ---------
                        -ASSETS-

CURRENT ASSETS

Cash                                            $   93,907    $  17,684
Accounts receivable - finance company                 -          85,569
Accounts receivable, net of allowance of $0
 and $76,450, respectively.                           -          44,216
Notes receivable, net of allowance of $50,795
 and $49,661 respectively.                         159,680      271,288
Interest receivable                                  6,226        5,609
Loan receivable, shareholder                        14,000       14,000
Prepaid advertising                                124,277      184,537
Prepaid expenses and other assets                  179,087      362,697
                                                 ---------    ---------
Total Current Assets                               577,177      985,600

Fixed assets - net                                 433,921      516,524
Deferred debt issuance costs                       109,353       52,015
Notes receivable, net of allowance of $48,803
 and $42,403 respectively.                         153,419      240,257
                                                ----------   ----------
Total Assets                                    $1,273,870   $1,794,396
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
                           ---------------------------
                                                            Page 2 of 2

                                                 June 30,    December 31,
                                                   2001         2000
                                               (Unaudited)
                                                ----------    ---------

         - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES
Lines-of-credit payable                         $  362,576   $  507,082
Current Portion of:
  Notes payable                                    276,715      215,025
  Capital lease obligations                         15,508       24,765
  Notes payable - shareholders                     260,014      257,500
Accounts payable                                   884,547      711,443
Accrued expenses                                   457,103      402,063
Payroll and payroll taxes payable                   24,097       26,997
Other liabilities                                   46,600       70,135
Patient Deposits                                   203,288         -
                                                ----------   ----------
Total Current Liabilities                        2,530,448    2,215,010

Convertible subordinated debentures              1,861,138    1,861,138
Notes payable                                       29,038       70,767
Capital lease obligations                            9,182       14,663
Notes payable - shareholders                     1,385,000      542,500
Other liabilities                                  133,676         -
                                                ----------   ----------
Total liabilities                                5,948,482    4,704,078
                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value,
  30,000,000 shares authorized,
  no shares issued or outstanding                    -             -
Common stock, $.001 par value, 150,000,000
  shares authorized, and 26,785,053
  and 26,786,664 shares issued
  and outstanding at June 30, 2001
  and December 31, 2000, respectively               26,785       26,787
 Additional paid-in-capital                      8,651,967    8,525,550
 Accumulated deficit                           (13,353,364) (11,462,019)
                                                ----------   ----------
 Total Stockholders' equity (deficit)           (4,674,612)  (2,909,682)
                                                ----------   ----------
 Total liabilities and Stockholders' equity     $1,273,870   $1,794,396
                                                ==========   ==========
The accompanying notes are an integral part of these consolidated financial
statements.                                                          F-2.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
        For The Three Months Ended June 30, 2001 and June 30, 2000
        ----------------------------------------------------------

                                                  2001         2000
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   102,930  $   816,314
  Gain on sale of notes receivable                 46,642      262,835
  Surgery                                         698,771         -
  Other                                            39,871       34,298
                                              -----------  -----------
TOTAL REVENUE                                     888,214    1,113,447
                                              -----------  -----------
COST OF GOODS SOLD:
  Surgery                                         403,635         -
                                              -----------  -----------
GROSS PROFIT                                      484,579    1,113,447
                                              -----------  -----------
SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                629,593      395,203
  Payroll and payroll taxes                       191,583      193,269
  Telephone                                         9,795       39,090
  Credit reporting services                         5,112       33,731
  Other                                             2,978        7,461
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES                839,061      668,754
                                              -----------  -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                39,348       23,684
 Payroll and payroll taxes                         98,198      183,975
 Professional and consulting                      226,544      117,982
 Other                                            198,121      189,305
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES         562,211      514,946
                                              -----------  -----------
TOTAL OPERATING EXPENSES                        1,401,272    1,183,700
                                              -----------  -----------
OTHER EXPENSES (INCOME):
 Interest expense                                 139,087       74,029
 Interest income                                  (21,207)     (34,542)
 Bad debts                                         80,000      141,220
                                              -----------  -----------
NET LOSS                                      $(1,114,573) $  (250,960)
                                              ============ ===========
BASIC AND DILUTED LOSS PER SHARE              $     (0.04) $     (0.02)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   26,779,387   16,457,724
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial
statements.                                                          F-3.

                    thatlook.com, Inc. and Subsidiaries
                    -----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
          For The Six Months Ended June 30, 2001 and June 30, 2000
          --------------------------------------------------------

                                                  2001         2000
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------
REVENUE:
  Marketing fees                              $   403,886  $ 1,503,480
  Gain on sale of notes receivable                147,525      443,955
  Surgery                                         698,771         -
  Other                                            53,745       59,867
                                              -----------  -----------
TOTAL REVENUE                                   1,303,927    2,007,302
                                              -----------  -----------
COST OF GOODS SOLD:
  Surgery                                         403,635         -
                                              -----------  -----------
GROSS PROFIT                                      900,292    2,007,302
                                              -----------  -----------
SALES AND MARKETING EXPENSES:
  Media, advertising and promotion                973,357      722,770
  Payroll and payroll taxes                       340,323      355,882
  Telephone                                        19,440       86,823
  Credit reporting services                        16,957       73,486
  Other                                             6,195       15,194
                                              -----------  -----------
TOTAL SALES AND MARKETING EXPENSES              1,356,272    1,254,155
                                              -----------  -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
 Rent and utilities                                68,371       57,444
 Payroll and payroll taxes                        213,018      382,033
 Professional and consulting                      467,536      230,698
 Other                                            351,053      311,702
                                              -----------  -----------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES       1,099,978      981,877
                                              -----------  -----------
TOTAL OPERATING EXPENSES                        2,456,250    2,236,032
                                              -----------  -----------
OTHER EXPENSES (INCOME):
 Interest expense                                 250,460      144,329
 Interest income                                  (45,073)     (69,527)
 Bad debts                                        130,000      209,924
                                              -----------  -----------
NET LOSS                                      $(1,891,345) $  (513,456)
                                              ============ ===========
BASIC AND DILUTED LOSS PER SHARE              $     (0.07) $     (0.03)
                                              ============ ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   26,786,670   16,072,581
                                              ============  ==========

The accompanying notes are an integral part of these consolidated financial
statements.                                                          F-4.

                      thatlook.com, Inc. and Subsidiaries       Page 1 of 2
                      -----------------------------------
                     Consolidated Statements of Cash Flows
                     -------------------------------------
               For The Six Months Ended June 30, 2001 and 2000
               -----------------------------------------------
                                                      2001           2000
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $(1,891,345)   $  (513,456)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation                                        85,052         70,205
  Amortization                                        39,471           -
  Bad debts                                          130,000        209,924
  Issuance of common stock for payment
   of services                                        13,559         12,908
Changes in assets and liabilities:
  Decrease (Increase) in accounts and
   interest receivable                               205,618       (388,716)
  Decrease in notes receivable                       (84,155)       (17,150)
  Decrease(Increase)in other assets                  167,420       (196,973)
  Increase in accounts payable                       173,104         40,776
  Increase(Decrease)in accrued expenses               55,040        (68,961)
 (Decrease)in payroll and payroll taxes payable       (2,900)        (6,929)
  Increase in other liabilities                      327,136        119,837
                                                  ----------    -----------
Net cash (used in) operating activities             (782,000)      (738,535)
                                                  ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from collection of notes receivable        154,941        188,296
 Acquisition of fixed assets                          (2,449)      (245,249)
                                                  ----------    -----------
   Net cash provided by (used in) investing
   activities                                        152,492        (56,953)
                                                  ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on lines-of-credit                  (144,506)      (219,188)
 Borrowings from shareholders                        880,000        325,000
 Borrowings of other debt                             49,680        226,659
 Repayments of notes payable                         (79,443)       (79,460)
 Issuance of common stock                               -           702,500
                                                  ----------    -----------
   Net cash provided by financing activities         705,731        955,511
                                                  ----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             76,223        160,023
 Cash and cash equivalents, beginning of period       17,684         63,471
                                                  ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $   93,907    $   223,494
                                                  ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                                                      F-5.

                    thatlook.com, Inc. and Subsidiaries           Page 2 of 2
                    -----------------------------------
                   Consolidated Statements of Cash Flows
                   -------------------------------------
              For The Six Months Ended June 30, 2001 and 2000
              ------------------------------------------------

                                                    2001         2000
                                                    ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for
  Interest                                       $   44,963   $  110,995
                                                 ==========   ==========
  Taxes                                          $    -       $    -
                                                 ==========   ==========

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITY:

Common Stock Warrants issued for
prepaid investment banking services              $    -       $  825,273
                                                 ==========   ==========

Common Stock issued for prepaid
 advertising                                     $    -       $5,001,000
                                                 ==========   ==========

Common stock issued for other assets             $    -       $  159,400
                                                 ==========   ==========
Prepaid advertising in exchange for
 note payable                                    $    -       $  150,000
                                                 ==========   ==========

















The accompanying notes are an integral part of these consolidated financial statements.
                                                                      F-6.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                   --------------

NOTE  1  -  BASIS OF PRESENTATION:

In the opinion of management, the accompanying June 30, 2001 unaudited interim consolidated financial statements of thatlook.com, Inc. (TLC)and its wholly owned subsidiaries, contain all adjustments of a recurring nature considered necessary for a fair presentation of its financial position as of June 30, 2001 and December 31, 2000 (audited) and the results of operations, and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the Company's results of operations to be expected for the entire year.

The accompanying unaudited interim financial statements, have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with generally accepted accounting principles. The financial information provided herein, including the information under the heading, "Management's Discussion and Analysis or Plan of Operation" is written with the presumption that the users of the interim financial statements have read, or have access to the Company's December 31, 2000 audited financial statements and notes thereto, together with the Management's Discussion and Analysis or Plan of Operation as of December 31, 2000 included in the Company's filing on June 4, 2001 with the SEC on Form 10-KSB-A1.

The accounting policies followed by the Company are set forth in Note 3 below and Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

NOTE  2  -  DESCRIPTION OF BUSINESS:

thatlook.com, Inc., through one of its subsidiaries, is in the business of direct-response marketing services, serving a network of doctors that specialize in performing elective, medical procedures. thatlook.com uses a combined, multi-media approach, including television, radio, print, direct mail, and the Internet. The Company's marketing efforts generate patients who seek elective medical procedures at discounted prices. After it pre-screens patients interested in these elective procedures for financial wherewithal or creditworthiness, the Company refers the patients generated from its marketing programs to participating doctors. thatlook.com, Inc., through another one of its subsidiaries, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.





                                                                   F-7.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                        Notes to Consolidated Financial Statements
                        ------------------------------------------
                                    June 30, 2001
                                    -------------

NOTE  2  -  DESCRIPTION OF BUSINESS (Continued):

In the second quarter of 2001, the Company changed its business model. The Company and all participating doctors terminated the management agreements from the Company's original business model. These management agreements required the Company to generate a specific number of patients per month. The doctor was required to pay the Company a monthly management fee, whether or not the patients had surgery. In the new model, the Company serves as a business manager for a separate entity that is owned by the doctor, but controlled by the Company. The Company and the Doctor execute numerous contracts to effectuate the business activity and to transfer control to the Company. The Company earns management and revenue fees, and a bonus as a percentage of the net profits earned by the new entity. In addition to the doctor's ownership interest, the doctor earns fees from the new entity for performing surgery, renting his or her office space to the new entity, and for utilizing the doctor's office staff.

NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Principles of Consolidation:

The consolidated financial statements include the accounts of thatlook.com, Inc., a Nevada corporation and parent company, and its wholly-owned subsidiary thatlook.com, Inc.(TLC), a New Jersey corporation, and Elective Investments, Inc., a Pennsylvania corporation, its wholly-owned subsidiary, and entities owned by physicians in various states, over which TLC has control. TLC's contractual agreements are more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 2000 financial statements to conform to the presentation used in 2001.

In accordance with EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 - Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements", the Company consolidates the activity of the entities that have given TLC control of the entities through execution of a Professional Services Engagement Agreement, a Resource Utilization Agreement, an Administrative Services Agreement, a Master Sharing Agreement for a new entity owned by the physician, and the documents necessary to create the new entity for the physician.








                                                                   F-8.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                        Notes to Consolidated Financial Statements
                        ------------------------------------------
                                    June 30, 2001
                                    -------------
NOTE  3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     (b) Accounting for the Impairment of Long-Lived Assets:

In accordance with FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the first and second quarters of 2001, events and circumstances indicated that $433,921 of assets of the Company might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value. The Company's estimate of cash flows may change because media placements may not generate the number of anticipated patient leads included in our estimate of undiscounted cash flows.

NOTE  4  -  GOING CONCERN UNCERTAINTY:

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six-month period ended June 30, 2001 the Company incurred significant losses, which increased the accumulated deficit. Similarly, the Company had a working capital deficiency at June 30, 2001 of $1,953,271. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank, was in default on three of its notes payable, and is party to several litigation matters. The bank holding the line-of-credit, while not issuing a waiver for the non-compliance, has also not called the loan. In August 2001, to assist the Company with the
collection process, the bank assumed all collection responsibility.   The
consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

While the Company raised $880,000 from borrowings from a principal shareholder during 2001, the Company remains under capitalized as management changes the Company's business model to generate higher patient flow from media placements. There is no guarantee that the Company will be able to raise additional funds to meet its operational needs. Should certain negative events occur, such as the accelerated payment terms for loan covenant violations, unfavorable settlement of lawsuits, less than expected patient leads from media placements, or loss of finance companies to purchase patient loans, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

                                                                   F-9.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                       Notes to Consolidated Financial Statements
                       ------------------------------------------
                                    June 30, 2001
                                    --------------
NOTE  5  -  LOSS PER COMMON SHARE:

Basic loss per common share is computed based on the net loss divided by the weighted average number of common shares outstanding during the respective periods presented. Diluted loss per share is not presented since stock options, warrants and convertible debt would all be anti-dilutive.

Basic Loss Per Share:                 Quarters                  Six Months
---------------------             2001        2000           2001        2000
                              (unaudited)  (unaudited)   (unaudited)
(unaudited)
                              -----------  -----------   -----------
-----------
Net Loss                     $(1,114,573)   $(250,960)  $(1,891,345)
$(513,456)

Weighted Average Number of
  Common Shares Outstanding   26,779,387   16,457,724    26,786,670
16,072,581

Basic Loss Per Share               $(.04)       $(.02)       $(0.07)
$(0.03)

NOTE  6   -  LINE-OF-CREDIT:

The Company obtained a line-of-credit with a bank in July 1998 to fund notes receivable purchases. This line-of-credit permits maximum borrowings of $1,000,000, due on demand, with interest payable at the bank's base rate (8.75% at June 30, 2001) plus 4%, totaling an annual rate of 12.75% at June 30, 2001. This line-of-credit is collateralized by certain notes receivable and is guaranteed by a principal shareholder. As of June 30, 2001, the Company was not in compliance with a certain restrictive covenant, and as of June 30, 2001, the bank had not waived the covenant violation. In August 2001, to assist the Company with the collection process, the bank assumed all
collection responsibility.   The amount outstanding under this line-of-credit
as of June 30, 2001 was $362,576.

NOTE  7  -  NOTES PAYABLE:

In June 2000, the Company signed a 120-day promissory judgment note for $45,000 at 12.75% for media services. In April 2001, the payee instituted a lawsuit for repayment of the balance plus interest and costs (See Note 10). In July 2001, subsequent to the balance sheet date, the payee and the Company agreed to convert at $0.10 cents per share, the $45,000 note payable, $26,000 of accounts payable, $5,889 of accrued interest and $6,750 of accrued legal fees to 836,387 shares of restricted, unregistered, common stock. These amounts have been reflected as long-term at June 30, 2001.

In November 2000, a principal shareholder signed a master purchase agreement
for $1,230,000 convertible notes at specified dates through April 2001.   In
conjunction with this agreement, the Company agreed to issue 1,765,000 common stock warrants.


                                                                        F-10.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                    --------------
NOTE  7  -  NOTES PAYABLE (Continued):
In January 2001, this shareholder agreed to restructure the master purchase agreement, subject to shareholders' approval and acceptance by the Company, to increase the Company's authorized shares of common stock. As part of the restructuring, this shareholder agreed to exchange $200,000 of convertible notes purchased in January 2001 and accrued interest, for common stock at $0.10 per share. This shareholder also agreed to purchase $600,000 of convertible notes payable with a conversion price of $0.10 per share of common stock. In the first and second quarters of 2001, all $600,000 of the convertible notes were purchased.

At June 30, 2001, 1,765,000 common stock warrants to purchase restricted shares of common stock had been issued as part of the master purchase agreement. However, as part of the restructuring, all warrants totaling 3,931,667, held individually by the principal shareholder or on behalf of his family members, would be cancelled in exchange for 1,765,000 shares of unregistered, restricted common stock and a $300,000 convertible note payable due April 30, 2003 bearing interest at 10% per annum beginning April 15, 2001. This $300,000 convertible note payable plus accrued interest may be converted to unregistered, restricted, common stock at $0.50 per share. In July 2001, subsequent to the shareholder vote and the balance sheet date, a total of $1,330,000 of notes payable and $95,037 of accrued interest were converted at $0.10 per share to 14,250,373 shares of restricted, unregistered, common stock. Deferred debt issuance costs of $109,353 were eliminated subsequent to the balance sheet date as part of the debt to equity conversion.

In June 2001, this principal shareholder invested $80,000 in the Company in exchange for a demand note payable, bearing interest at 12% per annum.

In the second quarter of 2001, the Company paid another principal shareholder's $25,000 note payable and $9,986 of a $12,500 note payable.

NOTE  8  -  COMMON STOCK OPTIONS AND WARRANTS:

1999 Stock Incentive Plan:
--------------------------
In June 2001, shareholders voted to increase the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 2,785,234 to 11,285,234. The shareholders also agreed to impose certain conditions to the vesting of 8,500,000 newly-authorized options issued in the second quarter.

In the second quarter, the Company granted 30,000 options to purchase shares of the Company's stock to a doctor with an exercise price of $0.15 per share. In addition, the Company granted 8,500,000 common stock options to directors, officers and employees to purchase shares of the Company's stock with an exercise price of $0.11 per share. The Company also granted 20,000 common stock options to an employee with an exercise price of $0.11 per share, subject to a four-year vesting schedule. The exercise prices of all option grants are equal to, or exceed, the fair market value per share of common stock on the option grant date.
                                                                         F-11.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                    --------------

NOTE  8  -  COMMON STOCK OPTIONS AND WARRANTS (Continued):

1999 Stock Incentive Plan (Continued):
--------------------------------------
Five employees rescinded a December 31, 2000 offer to exchange 21,650 options for the same number of shares of common stock. Thus, at June 30, 2001 there were 8,985,000 common stock options outstanding.

NOTE 9 -  RELATED PARTY TRANSACTIONS:

Management Agreements:
----------------------
The Company incurred management fees and other related costs of approximately $66,000 and $0 for the six-month periods ended June 30, 2001 and 2000, respectively, for a marketing consulting agreement with a company owned by a principal shareholder/officer. The agreement was signed in November 2000 for a total of two years and $264,000, payable at the rate of $11,000 per month. This agreement was cancelled in August 2001, subsequent to the balance sheet date, as part of the Company's continued efforts to achieve profitability. The agreement requires a $50,000 liquidated damages payment to the consulting company since the agreement was canceled. The Company is negotiating the terms of the liquidated damages payment.

In May 2001, the Company offered incentives to certain officers, employees and consultants. The criteria for the incentives focused primarily on cash flows. One officer's incentive provided for various increases above the base annual salary of $98,000 upon meeting criteria at each of five levels defined in the incentive, up to a maximum of $210,00 per year. A second officer's incentive provided for various increases above the base annual salary of $95,000 upon meeting criteria at each of five levels defined in the incentive, up to $200,000 per year. A principal shareholder's consulting incentive provided for various increases above the base annual consulting fee of $132,000 upon meeting criteria at each of five levels defined in the incentive, up to $450,000 per year.

Related Party Agreement:
------------------------
Subsequent to the balance sheet date, a principal shareholder paid $139,008 of the Company's media invoices directly to media vendors or brokers. The Company agreed to reimburse the principal shareholder during the third quarter.

Consulting Agreements:
----------------------
In June 2001, the Company entered into a one-year agreement with a Director/consultant to evaluate the Company's management, business systems, and hardware and software. The agreement requires the consultant to perform without compensation for the first three months. For the remainder of the contract term, the consultant will receive $1,000 per full day of service, plus travel expenses. The Company agreed to accept a minimum of 10 consulting days per month.
                                                                   F-12.

                         thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                    -------------

NOTE 9 -  RELATED PARTY TRANSACTIONS (Continued):

Consulting Agreements (Continued):
----------------------------------
In June 2001, the Company entered into a one-year agreement with a consultant to enroll LASIK practitioners in the Company's marketing programs and represent the Company to these practitioners. The agreement requires the consultant to perform without compensation for the first 90 days. The consultant will receive $8,333 per month during the remainder of the contract term. In addition, the consultant is eligible to receive a $12,500 bonus at the end of the initial 90-day period, provided the consultant enrolls ten or more LASIK practitioners in the Company's marketing programs. The consultant also will receive $1,000 for each Management Services Agreement executed by each LASIK practitioner.

NOTE 10 - CONTINGENCIES AND COMMITTMENTS:

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

This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by the Company and the Company also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of the amount sought by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. In May 2001, the Court of Common Please granted thatlook.com's Petition and opened the Judgment.

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



                                                                     F-13.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                    -------------

NOTE 10 -  CONTINGENCIES AND COMMITTMENTS (Continued):

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

There is litigation presently pending against the Company in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), commenced by a patient, against a surgeon and the Company, jointly and severally, as defendants.

In March 2001, a Complaint was filed against the Company by a former employee with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation. This Complaint is covered by the Company's Directors' and Officers' liability insurance, subject to a $1,000,000 limit and a $50,000 deductible, along with other provisions of the policy.

A Complaint in Confession of Judgment and a Confession of Judgment was filed by King Media, Inc. against thatlook.com, in the Court of Common Pleas of Monroe County, Pennsylvania. The judgment was entered in favor of King Media, Inc., and against thatlook.com on April 11, 2001, in the amount of $56,763, plus interest and costs until paid. In July 2001, King Media agreed to convert a $45,000 note payable, $26,000 accounts payable, $6,750 accrued legal expenses, and $5,833 accrued interest expense. These amounts are reflected as long-term as of June 30, 2001.



                                                                         F-14.

                          thatlook.com, Inc. and Subsidiaries
                          -----------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------
                                    June 30, 2001
                                    -------------

NOTE 10 -  CONTINGENCIES AND COMMITTMENTS (Continued):

Legal Proceedings (Continued):
------------------------------
In July 2001, another patient commenced litigation against a surgeon and the Company in the Circuit Court of Cook County, Illinois, County Department, Law Division (Case #01L07077), regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company.

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

NOTE 11 - SUBSEQUENT EVENTS:

In August 2001, the Company elected to cancel its Directors and Officers liability insurance to save the premium costs. Three board members resigned due to the additional exposure created by the cancellation of this insurance.

Also in August 2001, subsequent to the balance sheet date, as part of the Company's continued efforts to achieve profitability, the Company terminated a principal shareholder's consulting agreement. This principal shareholder served as the Company's chief executive officer. In addition, this principal shareholder's position as a director also was terminated.














                                                                 F-15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR QUARTER ENDED AND SIX MONTHS ENDED JUNE 30, 2001.

Background
----------
thatlook.com, Inc., through one of its subsidiaries, is in the business of direct-response marketing services, serving a network of doctors that specialize in performing elective, medical procedures. thatlook.com uses a combined, multi-media approach, including television, radio, print, direct mail, and the Internet. The Company's marketing efforts generate patients who seek elective medical procedures at discounted prices. After it pre-screens patients interested in these elective procedures for financial wherewithal or creditworthiness, the Company refers the patients generated from its marketing programs to participating doctors. thatlook.com, Inc., through another one of its subsidiaries, Elective Investments, Inc., purchases patient notes receivable from doctors, primarily for immediate resale.

In the second quarter of 2001, we changed the Company's business model. The Company and all participating doctors terminated the management agreements from the Company's original business model. These management agreements required the Company to generate a specific number of patients per month. The doctor was required to pay the Company a monthly management fee, whether or not the patients had surgery. In the new model, the Company serves as a business manager for a separate entity that is owned by the doctor, but controlled by the Company. The Company and the Doctor execute numerous contracts to effectuate the business activity and to transfer control to the Company. The Company earns management and revenue fees, and a bonus as a percentage of the net profits earned by the new entity. In addition to the doctor's ownership interest, the doctor earns fees from the new entity for performing surgery, renting his or her office space to the new entity, and for utilizing the doctor's office staff.

On April 29, 1999, thatlook.com (TLC, formerly known as Cooperative Images, Inc., a New Jersey corporation, incorporated December 5, 1994) completed a reverse merger with a public entity, whereby a 100% interest in thatlook.com, Inc was acquired by First Target Acquisition, Inc.(FTA, a Nevada corporation, incorporated May 1, 1987), in exchange for 9,999,999 restricted shares of TLC. TLC became a wholly-owned subsidiary of FTA. TLC was deemed to be the accounting acquirer. The financial statements were retroactively restated for TLC, and Elective Investments, Inc, (a Pennsylvania corporation, incorporated November 26, 1996) its wholly-owned subsidiary, for all periods presented.
The reverse merger was accounted for as a recapitalization. Prior to the reverse merger FTA had been dormant and operationally inactive for many years. Following the reverse merger, FTA, TLC's parent company, changed its name to thatlook.com, Inc. on July 23, 1999, to reflect the name of the principal operating business.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000; (ii) Consolidated Statements of Operations (Unaudited) for the three-month and six month periods ended June 30, 2001 and 2000 and (iii) Consolidated Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2001 and 2000.



                                                                 F-16.

RESULTS OF OPERATIONS:
----------------------
Overview
--------
Our new business model to date, has not performed as we had originally anticipated. We are constantly updating our projections based on the data that we receive from this new program, specifically the number of patients generated from media placements, in an effort to assess the model's viability.


Thus far, we have advertised primarily in magazines and newspapers for the new business model. The patient traffic generated by these media placements has varied greatly by media source, geographical location and timing of the media placement, such as day of the week. In many cases, the lead times may be as long as two months for national magazines, which hinders our ability to quickly change subsequent media placements after we evaluate the effectiveness of the advertisement. Moreover, the amount of patient traffic on certain advertisements has been trending lower. These negative trends, as compared to anticipated amounts, are complicated further by shorter media shelf lives and longer surgery lead times, which negatively affects cash flow and timely placement of future advertisements. As a result of these trends and projections not being achieved, we are currently searching for additional financing and plan to reduce operating expenses and staff levels.

Results of Operations - Comparison of Quarters and Six Month Periods Ended June 30, 2001 and 2000
-----------------
Revenue
-------
Marketing fee revenues for the original marketing program were $102,930 and $816,314 for the quarters ended June 30, 2001 and 2000 respectively, which represented a decrease of $713,384 or 87%. Marketing fee revenues were $403,886 and $1,503,480 for the six-month periods ended June 30, 2001 and 2000 respectively, which represents a decrease of $1,099,594 or 73%. Marketing fee revenues were lower because we terminated the marketing agreements with doctors enrolled in our original marketing program.

Gains on sale of notes receivable were $46,642 and $262,835 for the quarters ended June 30, 2001 and 2000 respectively, which represented a decrease of $216,193, or 82%. Gain on sale of notes receivable were $147,525 and $443,955 for the six-month periods ended June 30, 2001 and 2000 respectively, which represents a decrease of $296,430 or 67%. These loan sale revenues were lower because, in our new marketing program, patients have not selected our financing option since they receive a discounted price for cash payments. However, we continue to generate a few loan sales from doctors who refer patients to us for financing and from patients that remain from the original marketing program.

Surgery revenue represents the gross sales price for surgeries completed as part of the new marketing program. After cost of goods sold, the yield on these surgeries is approximately 42% based upon the pricing structure for the model and the current surgery sales mix.





                                                                 F-17.

Expenses
--------
Media, advertising and promotional fees were $629,593 and $395,203 for the quarters ended June 30, 2001 and 2000 respectively, which represents an increase of $234,390, or 59%. Media, advertising and promotional fees were $973,357 and $722,770 for the periods ended June 30, 2001 and 2000 respectively, which represents an increase of $250,587 or 35%. Media and advertising expenses increased as we enrolled doctors in the new marketing program. In addition, these expenses increased as percentage of revenue because the media expenses are incurred as the media airs. However, surgery revenue from the new model lags the media placements generally by one to three months. Furthermore, we placed advertisements more frequently when certain ads generated less than expected patient traffic. We also wrote off patient imaging software valued at approximately $119,000, which we used as a promotional tool to recruit doctors. We have learned that the software often is too time consuming for the doctors to learn.

Payroll expenses for sales and marketing personnel were $191,583 and $193,269 for the quarters ended June 30, 2001 and 2000, respectively, which represents a decrease of $1,686, or 1%. Payroll expenses for sales and marketing personnel were $340,323 and $355,882 for the six-month periods ended June 30, 2001 and 2000 respectively, which represents a decrease of $15,559 or 4%. In 2001, we increased certain employees' base wages to retain the employees, particularly during the transition to our new business model. These wage increases offset lower staff levels from January to April in 2001, when compared to the same period in 2000.

Telephone expenses for sales and marketing decreased to $9,795 from $39,090 for the quarters ended June 30, 2001 and 2000, respectively, which represents a decrease of $29,295, or 75%. Telephone expenses for sales and marketing were $19,440 and $86,823 for the six-month periods ending June 30, 2001 and 2000 respectively, which represents a decrease of $67,383 or 78%. The decrease relates to lower per call costs related to a more favorable contract with a new long distance carrier and lower call volume.

Credit bureau expense was $5,112 and $33,731 for the quarters ended June 30, 2001 and 2000, respectively, which represented a decrease of $28,619, or 85%. Credit bureau expense was $16,957 and $73,486 for the six-month periods ended June 30, 2001 and 2000 respectively, which represents a decrease of $56,529 or 77%. The decrease relates primarily to patients paying by cash or credit card rather than financing, specifically for the new marketing program.

Rent and utilities expenses were $39,348 and $23,684 for the quarters ended June 30, 2001 and 2000, respectively, which represented an increase of $15,664 or 66%. Rent and utilities expense was $68,371 and $57,444 for the six-month period ended June 30, 2001 and 2000 respectively, which represents an increase of $10,927 or 19%. Rent expenses are higher primarily because the new entities that we control, but the doctors own, pay a rent payment to the doctor since our independent contractors use the doctors' offices to see patients.

Payroll expenses for general and administrative personnel were $98,198 and $183,975 for the quarters ended June 30, 2001 and 2000 respectively, which represented a decrease of $85,777, or 47%. Payroll expenses for general and administrative personnel were $213,018 and $382,033 for the six-month periods ended June 30, 2001 and 2000 respectively, which represent a decrease of $169,015 or 44%.
                                                                 F-18.

A smaller collection staff, fewer loan processors, and other staff reductions significantly lowered payroll expenses. In addition, a principal shareholder/officer is now paid as a consultant, as discussed in Note 9.

Professional and consulting expenses were $226,544 and $117,982 for the quarters ended June 30, 2001 and 2000, respectively, which represented an increase of $108,562, or 92%. Professional and consulting expenses were $467,536 and $230,698 for the six-month period ended June 30, 2001 and 2000 respectively, which represents an increase of $236,838 or 103%. The increase relates primarily to additional legal and consulting expenses as a result of increased litigation, restructuring of our business model, and costs associated with being a public registrant with the Securities and Exchange Commission. Also, the entities that we control, which the doctors own, pay the doctors fees for use of the doctors' office personnel. We also pay
independent consultants to see patients in the doctors' offices.   As
previously discussed, a principal shareholder/officer is now paid as a consultant.

Interest expense was $139,087 and $74,029 for the quarters ended June 30, 2001 and 2000, which represented an increase of $65,058 or 88%. Interest expense was $250,460 and $144,329 for the six-month periods ended June 30, 2001 and 2000 respectively, which represents and increase of $106,131 or 74%. Interest expense increased because debt instruments increased approximately $800,000 since the second quarter of 2000.

Interest income was $21,207 and $34,542 for the quarters ended June 30, 2001 and 2000 respectively, which represents a decrease of $13,335 or 39%.
Interest income was $45,073 and $69,527 for the six-month periods ending June 30, 2001 and 2000 respectively, which represents a decrease of $24,454 or 35%. Since we sell the majority of new loans that we purchase from doctors, we expect our loan portfolio balance and related interest income to decline as patients make principal payments.

Liquidity and Capital Resources
-------------------------------
thatlook.com's new business model requires adequate capital resources to pay for media placements to generate patients who are interested in elective medical procedures and to develop efficient business systems to service the doctors participating in, and patients responding to, thatlook.com's marketing programs. The medical procedures that we advertise are elective and do not involve third-party insurance reimbursements. Therefore, unless patients pay with cash or credit cards, thatlook.com typically must provide financing sources for the patients.

Many media placements require cash payments 30-60 days in advance of the media being published. After patients respond to a media placement, we usually do not receive revenues for an additional 60-90 days. This 90-150 day cycle makes it incumbent upon us to obtain the requisite amount of capital to fund the media placements, as well as other infrastructure requirements.

In 2000 and through June 2001, we raised $402,500 from the sale of common stock, $1,880,000 from the sale of notes payable to shareholders, and borrowed $231,339 from other lenders. We also issued $3,769,564 of common stock for payment of services. However, there is no guarantee that we will be able to raise additional funds or sell additional common stock to meet our operational needs. Furthermore, management has not been successful raising capital with the assistance of investment bankers.
                                                                 F-19.

Should certain negative events occur, such as the loss of finance partners for loan purchases, accelerated payment terms for loan covenant violations, less than expected patient leads from media placements, or unfavorable settlements of lawsuits, existing capital constraints may limit the ability of thatlook.com to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

In January 2001, a principal shareholder agreed to restructure a November 2000 master purchase agreement, subject to shareholders' approval and acceptance by the Company, to increase the Company's authorized shares of common stock. As part of the restructuring, this shareholder agreed to exchange $200,000 of convertible notes purchased in January 2001 and accrued interest, for common stock at $0.10 per share. This shareholder also agreed to purchase $600,000 of convertible notes payable with a conversion price of $0.10 per share of common stock. In the first and second quarters of 2001, all $600,000 of the convertible notes were purchased.

At June 30, 2001, 1,765,000 common stock warrants to purchase restricted shares of common stock had been issued as part of the master purchase agreement. However, as part of the restructuring, all warrants totaling 3,931,667, held individually by the principal shareholder or on behalf of his family members, would be cancelled in exchange for 1,765,000 shares of unregistered, restricted common stock and a $300,000 convertible note payable due April 30, 2003 bearing interest at 10% per annum beginning April 15, 2001. This $300,000 convertible note payable plus accrued interest may be converted to unregistered, restricted, common stock at $0.50 per share. In July 2001, subsequent to the shareholder vote and the balance sheet date, a total of $1,330,000 of notes payable and $95,037 of accrued interest were converted at $0.10 per share to 14,250,373 shares of restricted, unregistered, common stock. Deferred debt issuance costs of $109,353 were written off subsequent to the balance sheet date as part of the debt to equity conversion.

In June 2001, this principal shareholder invested $80,000 in the Company in exchange for a demand note payable, bearing interest at 12% per annum.
In 2000, we defaulted on two $25,000 promissory notes due to two shareholders that remain unpaid. In addition, we defaulted on repayments of balances due on a $180,000 note payable and a $45,000 note payable. The payee on the $180,000 note payable has instituted a lawsuit for repayment of the balance plus interest. The $45,000 note is a promissory judgment note payable.
While the payee exercised its right and filed a judgment in April 2001, the payee subsequently converted the note, accrued interest and legal fess and accounts payable to equity, totaling $83,639 or 836,387 shares of restricted, unregistered common stock.

When patients need financing, our corporate strategy is to sell loans and record the purchase discount as a gain on sale in the month sold. If we held a loan until maturity, the purchase discount would be earned ratably over the term of the loan. We primarily sell loans to show positive operating results and to improve cash flow. We believe that our lenders have the capacity to purchase all of the loans that we purchase from doctors, provided that the patients meet the credit criteria of the lenders. Thus far, patients in our new business model typically have not elected to finance their procedures. If financing levels increase, and we were unable to sell the loans, earnings would be adversely affected.

                                                                 F-20.

thatlook.com also has a $1 million dollar line of credit with a bank. While the outstanding balance on the line-of-credit at June 30, 2001 was approximately $363,000, we are unable to borrow the additional balance up to the $1 million dollar limit, since, the underlying patient notes receivable, which represent the collateral for the line-of-credit, are below the formula amounts required by the line-of-credit agreement. We need to collect on certain delinquent loans so that the loans count in the bank's "availability" formula. In the first quarter of 2001, we outsourced collection of accounts more than 90 days past due to two collection companies. We need to supply the bank with approximately $120,000 to $140,000 in patient notes receivable, net of thatlook.com's purchase discount, to be in compliance with the line-of-credit covenants. While thatlook.com was not in compliance with the covenants at June 30, 2001, and the bank did not issue a waiver for non-compliance, the bank also did not call the loan. If the bank called the loan, we would have great difficultly paying the bank in a timely manner. In addition, immediate payments to the bank would reduce our working capital and negatively impact operations.

Cautionary Statement on Forward-Looking Statements:
---------------------------------------------------
Except for the historical information contained herein, certain of the matters discussed in this quarterly report on Form 10-QSB are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to changing economic conditions, maintaining and increasing both our consumer base and network of physicians, generating cost effective patient leads from media placements, changes in Food and Drug Administration regulations for breast implants, changes in the Federal Trade Commissions regulations on Internet privacy, compliance with Federal and State medical laws, and consumer lending and privacy regulations, competing effectively with existing and potential competitors, and changes in interest rates.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six-month period ended June 30, 2001 the Company incurred significant losses, which increased the accumulated deficit. Similarly, the Company had a working capital deficiency at June 30, 2001 of $1,953,271. In addition, the Company was not in compliance with certain of the restrictive covenants in its line-of-credit agreement with a bank, was in default on three of its notes payable, and is party to several litigation matters. The bank holding the line-of-credit, while not issuing a waiver for the non-compliance, has also not called the loan. In August 2001, to assist the Company with the collection process, the bank assumed all collection responsibility. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.






                                                               F-21.

While the Company raised $880,000 from borrowings from a principal shareholder during 2001, the Company remains under capitalized as management changes the Company's business model to generate higher patient flow from media placements. There is no guarantee that the Company will be able to raise additional funds to meet its operational needs. Should certain negative events occur, such as the accelerated payment terms for loan covenant violations, unfavorable settlement of lawsuits, less than expected patient leads from media placements, or loss of finance companies to purchase patient loans, existing capital constraints may limit the ability of the Company to pay its obligations timely to vendors and lenders and lead to possible loss of services or funding.

Item 3 Quantitative And Qualitative Disclosures about Market Risk:
-------------------------------------------------------------------
Elective Investments, Inc. currently purchases notes receivable contracts from cosmetic surgery doctors. The contracts include the highest statutory interest rate allowed by the governing state laws.

If patients elect to finance their surgery procedures, we are subject to market risk for changes in interest rates and could be subjected to increased or decreased competition from other finance companies, which could have a material adverse effect on our financial results.

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

This petition raises defenses to the confessed judgment and alleges a potential Counterclaim against Tenenbaum's Travel Service, Inc. On January 16, 2001, a Supplemental Brief was filed by the Company and the Company also instituted suit against Tenenbaum's Travel Service, Inc.'s successor, Vista Travel Ventures, Inc. Damages sought by thatlook in this suit are in excess of the amount sought by Tenenbaum's Travel Service, plus interest, costs and attorney fees, due to the breach of the collateral Agreement entered into by and between Tenenbaum's Travel Service, Inc., and thatlook's predecessor, Cooperative Images, Inc., on May 5 1998. In May 2001, the Court of Common Please granted thatlook.com's Petition and opened the Judgment.

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

                                                                 F-22.

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

There is litigation presently pending against the Company in the Circuit Court for the County of Oakland in the State of Michigan(Case #00-019974-NH), commenced by a patient, against a surgeon and the Company, jointly and severally, as defendants.

In March 2001, a Complaint was filed against the Company by a former employee with the Pennsylvania Human Relations Commission (Case #E-98138-D) and dually filed with the Equal Employment Opportunity Commission (Case #17FA11349). The Complaint alleges gender discrimination, sexual harassment and retaliation. This Complaint is covered by the Company's Directors' and Officers' liability insurance, subject to a $1,000,000 limit and a $50,000 deductible, along with other provisions of the policy.

A Complaint in Confession of Judgment and a Confession of Judgment was filed by King Media, Inc. against thatlook.com, in the Court of Common Pleas of Monroe County, Pennsylvania. The judgment was entered in favor of King Media, Inc., and against thatlook.com on April 11, 2001, in the amount of $56,763, plus interest and costs until paid. In July 2001, King Media agreed to convert a $45,000 note payable, $26,000 accounts payable, $6,750 accrued legal expenses, and $5,833 accrued interest expense. These amounts are reflected as long-term as of June 30, 2001.

In July 2001, another patient commenced litigation against a surgeon and the Company in the Circuit Court of Cook County, Illinois, County Department, Law Division (Case #01L07077), regarding complications with the patient's surgery, the competence and negligence of the surgeon, and alleged misrepresentations by the surgeon and the Company.

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

                                                                 F-23.

2. Changes in securities and use of proceeds

Proceeds From Debt
------------------
Proceeds from a principal shareholder in the second quarter of 2001 were received in exchange for promissory notes payable and demand notes payable. The proceeds were used primarily for working capital and payment of cash-in-advance media payments. In January 2001, we restructured the agreements for the principal shareholder's convertible and demand notes payable and common stock warrants, subject to shareholders' approval to increase the number of the Company's authorized shares. We approved the restructuring agreement in July 2001.

3. Defaults upon senior securities

The Company defaulted on two $25,000 promissory notes payable due June 15, 2000 and June 21, 2000 due to two former directors. These former directors have not initiated any legal proceedings to collect these notes.

The Company defaulted on a $180,000 note payable due to Tenenbaum's Travel Service, Inc. See Item 1 - Legal Proceedings.

4.  Submission of Matters to a Vote of Security Holders

On June 21, 2001, at an Annual Shareholder Meeting, shareholders voted on the following matters:

a.  Reelection to the Board of Directors of the current four directors:
    Gerard A. Powell, Lawrence T. Simon, Saul S. Epstein, and Richard Gwinn.
b. Approval to increase the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 2,785,234 to 11,285,234, and to impose certain conditions to the vesting of the newly-authorized options and underlying shares.
c. Approval to amend the Company's Articles of Incorporation to increase the number of authorized shares of its one mill ($0.001) par value common stock from 50,000,000 shares to 150,000,000 shares, and with no change in the rights of such shares.

The following Election Report was filed by the Inspector of Election:
a. With respect to the election of the Board of Directors, each director received in excess of 13,671,419 votes. Thus, each director received a plurality of the votes.
b. With respect to increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan, the votes were 14,720,179 shares for and zero against.
c. With respect to amending the Company's Articles of Incorporation to increase the number of authorized shares of its one mill ($0.001) par value common stock from 50,000,000 shares to 150,000,000 shares, and with no change in the rights of such shares, the votes were 14,720,179 for and zero against.






                                                                 F-24.

5.  Other Information

In August 2001, the Company elected to cancel its Directors and Officers liability insurance to save the premium costs. Three board members resigned due to the additional exposure created by the cancellation of this insurance.

Also in August 2001, subsequent to the balance sheet date, as part of the Company's continued efforts to achieve profitability, the Company terminated a principal shareholder's consulting agreement. This principal shareholder served as the Company's chief executive officer. In addition, this principal shareholder's position as a director also was terminated.


6.  Exhibits and Reports on Form 8-K

    No reports on Form 8-K were filed in the second quarter.

    Exhibit Index

     Exhibit
     Number                        Description
    -------                        -----------
3.1 Amendment to Articles of Incorporation regarding change in the number of authorized shares.
10.1 Addendum to thegerardgroup.com consulting agreement
10.2 Marvin P. Metzger salary incentive.
10.3 Vincent J. Trapasso salary incentive.
10.4 Jeffrey Dickson consulting agreement.
10.5 Dr. Jack McDougall consulting agreement.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      thatlook.com, Inc.


Date:   August 20, 2001               /s/Jeffrey Dickson
                                      ------------------------------
                                      Jeffrey Dickson
                                      Interim Chairman of the Board, Director,
                                      Interim Chief Executive Officer




Date:   August 20, 2001               /s/Marvin P. Metzger
                                      ------------------------------
                                      Marvin P. Metzger
                                      Chief Financial Officer


                                                                    F-25.